Form 10-K
period 1993-12-31
COOPER INDUSTRIES INC
filed 1994-03-31
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                         Commission file number 1-1175

                            COOPER INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                        Ohio                                31-4156620
         (State or other Jurisdiction of                 (I.R.S. Employer
          Incorporation or Organization)              Identification Number)

   First City Tower, Suite 4000, Houston, Texas                77002
     (Address of Principal Executive Offices)                (Zip Code)

                                  713/739-5400
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
       Title of Each Class                                  on Which Registered
       -------------------                                 ---------------------
  Common Stock, $5 par value                                The New York Stock Exchange
                                                            The Pacific Stock Exchange
  Preferred Stock -
   $1.60 Convertible Exchangeable                           The New York Stock Exchange
    Preferred Stock, $1 par value                           The Pacific Stock Exchange

  Rights to Purchase Preferred Stock                        The New York Stock Exchange
                                                            The Pacific Stock Exchange
  7% Convertible Subordinated
    Debentures due 2012                                     The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate value of the registrant's voting stock held by non-affiliates of the registrant as of March 8, 1994 was $5,240,891,595.

        Number of shares outstanding of registrant's Common Stock as of

                          March 8, 1994 - 115,912,510

                      DOCUMENTS INCORPORATED BY REFERENCE

Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1994 (Part III - Items 10, 11 and 12)

1993 Annual Report to Shareholders (Part I - Item 1, Part II - Items 5, 6, 7 and 8, and Part IV - Item 14(a)(1))

                                     PART I


ITEM 1. BUSINESS; ITEM 2. PROPERTIES


                                    GENERAL

         The terms "Cooper" or "Company" refer to the registrant, Cooper Industries, Inc. Cooper was incorporated under the laws of the State of Ohio on January 8, 1919.

         The Company operates in five business segments: Electrical Products, Electrical Power Equipment, Tools & Hardware, Automotive Products and Petroleum & Industrial Equipment.

         Cooper manufactures, markets and sells its products and provides services throughout the world, operating facilities in 39 countries and currently employing approximately 49,500 people. On December 31, 1993, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 45,435,000 square feet of space, of which approximately 85% was owned and 15% leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Cooper believes its facilities are adequate and suitable for current and projected operations. Certain equipment and production facilities have been financed by industrial revenue or pollution control bonds issued by local government authorities and are subject to security arrangements customary in such financings.

                                                                                             Square Footage of
                                             Number and Nature of Facilities               Plants and Facilities
                                             -------------------------------               ---------------------

                               Number of
           Segment             Employees   Manufacturing    Warehouse   Sales    Other       Owned        Leased
           -------             ---------   -------------    ---------   -----    -----       -----        ------
 Electrical Products            10,400           32             8         33       -        6,274,000    1,106,000

 Electrical Power Equipment      4,400           13             3         50       2        3,950,000       84,000

 Tools & Hardware               10,100           39            30          9       2        7,679,000    1,151,000

 Automotive Products            13,500           46            16         17       6        7,401,000    2,792,000

 Petroleum &
 Industrial Equipment           10,700           29            35         84       4       13,116,000    1,679,000

 Other                             400            -             -          -       1                -      203,000
                                ------          ---           ---        ---     ---      -----------    ---------

 Total                          49,500          159            92        193      15       38,420,000    7,015,000




                                                    Manufacturing Plant Locations
                                                    -----------------------------

                                                                                      Europe
                                United                         South      United      (Other
           Segment              States    Canada    Mexico    America     Kingdom    Than UK)     Australia    Other
           -------              ------    ------    ------    -------     -------    --------     ---------    -----
 Electrical Products              20         2         5         -           3           1            1          -

 Electrical Power Equipment       12         -         -         -           -           -            -          1

 Tools & Hardware                 25         2         -         2           1           7            2          -

 Automotive Products              31         2         4         1           1           5            1          1

 Petroleum &
 Industrial Equipment             18         -         -         1           5           4            -          1
                                 ---       ---       ---       ---         ---         ---          ---        ---

 Total                           106         6         9         4          10          17            4          3

         Operations in the United States are conducted by unincorporated divisions and subsidiaries of the Company, organized by the five business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of all segments of Cooper. These activities are conducted in major commercial countries by wholly owned subsidiaries and jointly owned companies, the management of which is structured through the Company's five business segments. As a result of these international operations, sales and distribution networks are maintained throughout most of the industrialized world. Cooper believes that there are generally no substantial differences in the business risks associated with these international operations compared with domestic activities. Exhibit 21.0 is a list of Cooper's subsidiaries.

         Data with respect to Cooper's industry segments, domestic and international operations and export sales is contained in Note 15 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages 58 through 60 of Cooper's 1993 Annual Report to Shareholders. A discussion of acquisitions and divestitures is included in Notes 2 and 4 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages 44 through 45 and 46 of Cooper's 1993 Annual Report to Shareholders.

         With its five business segments, Cooper serves five major markets: industrial, construction, electrical power, automotive and oil and gas exploration, production and transmission. Markets for Cooper's products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper believes that it is among the leading manufacturers in the world of nonpower hand tools, industrial tools, chain products, drapery hardware and window coverings, automotive brakes, lamps, wire sets, spark plugs, wiper blades, steering, suspension, driveline and temperature control products, aviation ignition components, compression equipment for oil and natural gas applications, drilling-related equipment, oilfield valves and wellhead equipment, industrial machinery, primary electrical power equipment, hazardous duty electrical equipment, lighting products and fuses.

         Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 1993, approximately $42.1 million was spent for research and development activities as compared with approximately $42.3 million in 1992 and $43.6 million in 1991. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

         Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 1994. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees and such compliance is not material to the business or financial condition of Cooper.

         Approximately 55% of the United States hourly production work force of Cooper is employed in 93 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 45% of the hourly production employees exist with 49 bargaining units at 46 operations in the United States and with various unions at 52 international operations. During 1993, new agreements were concluded covering hourly production employees at 15 operations in the United States. Cooper considers its employee relations to be excellent.

         Sales backlog at December 31, 1993 was approximately $804 million (of which approximately 2% is estimated for delivery after year-end 1994) compared with backlog of approximately $1,298 million at December 31, 1992.

         The following describes the business conducted by each of the Company's business segments. More information regarding the products, markets, distribution methods and market conditions for each segment is incorporated herein by reference to pages 2 and 3, 10 through 21 and 25 (excluding the last sentence of the first paragraph) through 35 of Cooper's 1993 Annual Report to Shareholders.

                              Electrical Products

         The Electrical Products segment manufactures, markets and sells electrical products, including fittings, enclosures, plugs and receptacles, used in secondary electrical power distribution applications, such as general construction and industrial maintenance and repair, and by original equipment manufacturers. The segment also manufactures, markets and sells lighting fixtures used in general construction, renovation and repair applications and fuses for the electronics, transportation and consumer markets.

         The principal raw material requirements include copper, tin, lead, plastics, insulating materials, pig iron, aluminum ingots, steel, aluminum and brass. These raw materials are available from and supplied by numerous sources located in the United States and abroad.

         Demand for Electrical Products follows general economic conditions and is generally sensitive to activity in the construction and electronics markets and industrial production levels. The segment's product lines are marketed directly to original equipment manufacturers and through major distributor chains and thousands of independent distributors to a variety of end users.

         In the fall of 1993, the Company spun-off through an initial public offering of stock the Belden wire and cable operation, which was part of the Electrical Products segment and manufactured and marketed wire, cable and cord products for the electronics and electrical markets.

                           Electrical Power Equipment

         The Electrical Power Equipment segment manufactures, markets and sells electrical products used in primary power transmission and distribution. Products include distribution switchgear, power and distribution transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arrestors, pole-line hardware and other related power systems components.

         The principal raw material requirements include silicon steel, carbon steel and rod steel, magnet wire, copper coils and aluminum wire and sheets. These raw materials are available from and supplied by numerous sources located in the United States and abroad.

         Demand for Electrical Power Equipment is driven by general economic conditions, residential and commercial construction, and spending by utilities for replacements, expansions and efficiency improvements. The segment's products are marketed through distributors and directly to utilities and industrial end users.

                                Tools & Hardware

         The Tools & Hardware segment manufactures, markets and sells hand tools and chain and clamp products for industrial, construction and consumer markets; air-powered and electric tools for general industry; and drapery hardware and custom window coverings for residential and commercial window treatment markets.

         The principal raw material requirements include rolled coiled steel, wood, plastic pellets, flat and bar stock steel, brass, copper, tin plate, fiberglass, greige goods, aluminum, iron castings and plastic sheet. These materials are available from and supplied by numerous sources in the United States and abroad.

         Historically, demand for nonpowered hand tools has been relatively stable and is driven by employment levels and industrial activity in major industrial countries. Demand for industrial power tools and many chain products is related to employment levels and the overall level of U.S. and European industrial activity. Demand for drapery hardware and window coverings is influenced by housing starts, turnover of existing housing units and consumer disposable income. The segment's products are sold by a company salesforce, independent distributors and retailers.

                              Automotive Products

         The Automotive Products segment manufactures, markets and sells automotive brakes and lights, wire and cable, spark plugs, windshield wipers, steering, suspension, driveline and temperature control products and other products for the automotive aftermarket; lights, spark plugs and windshield wipers for original equipment manufacturers; and aviation ignition components.

         The principal raw material requirements include steel, iron, nickel, glass, aluminum, aluminum oxide, zinc, copper, rubber, plastic and chemicals. The materials are available from and supplied by numerous sources in the United States and abroad.

         Demand for automotive aftermarket products has been relatively stable and is driven by the number of vehicles produced, the age and number of vehicles on the road, and the number of vehicle miles driven. Demand for automotive products sold to original equipment manufacturers is driven by the number of vehicles produced. The segment's products are sold through distributors and wholesalers to aftermarket outlets and directly to original equipment manufacturers and retailers.


                        Petroleum & Industrial Equipment

        The Petroleum & Industrial Equipment segment manufactures, markets and services engines, pumps and compressors used in the production, transmission, storage and processing of natural gas and oil; industrial air compressors, blowers and pumps; valves, wellhead equipment, blowout preventers, chokes and control systems, couplings and other components for oil and gas drilling, production and transmission activities; and forgings for a variety of specialized applications. Some of these products also have application in municipal and general industrial markets.

         The principal raw material requirements include iron castings and steel beams, rails, billets, rods, plates, castings and forgings. Major purchases include gasoline, diesel and aircraft derivative turbine engines, electric motors, micro-computing processors and motorized carriers. These materials are available from and supplied by numerous sources located primarily in the United States, except for aircraft derivative turbine engines which are obtained from Great Britain.

         Demand for Petroleum & Industrial Equipment products is sensitive to general economic conditions, environmental regulation and energy supply and demand. Repair parts and consumables have experienced relatively stable demand over time. Products and services are marketed by employee sales engineers, salesmen and through independent dealers, distributors and manufacturers' representatives located throughout the world.

         On January 10, 1994, the Company entered into a definitive agreement to sell the Cameron Forged Products Division of its Petroleum & Industrial Equipment segment to Wyman-Gordon Company, subject to the approval of Wyman-Gordon shareholders and certain other conditions. Immediately after the sale, Cooper will own a 48 percent interest in Wyman-Gordon.

         In October 1993, the Company announced its intention to spin-off the Gardner-Denver Industrial Machinery Division of its Petroleum & Industrial Equipment segment by distributing 100% of the common stock of Gardner Denver Machinery Inc. to holders of the Company's common stock. Gardner Denver Machinery Inc. manufactures and markets air compressors and blowers for industrial applications and equipment used in oil and gas production and well servicing, drilling and stimulation. The spin-off should be completed in April 1994.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and certain of its current officers and directors are named in four alleged class action lawsuits brought in federal court in Houston on behalf of persons who purchased Cooper stock during the period from February 1, 1993 through January 25, 1994. The complaints appear to allege that the defendants, through certain public statements, misled investors respecting (i) deterioration in certain of the Company's markets and the demand for some of its products, and (ii) the Company's anticipated performance in 1994. The ultimate liability, if any, which may result from these lawsuits cannot be determined at this time.

         As previously reported, on December 8, 1988, the U.S. Environmental Protection Agency ("EPA"), Region VI, issued an Administrative Order to Cooper Industries, Inc., Flow Control Division concerning alleged federal Clean Water Act violations. The allegations concerned wastewater discharges from the Company's Missouri City, Texas plant to the local sewer system. The EPA sought a civil penalty and the submission of a compliance schedule from the Company. The Company previously submitted a compliance schedule and negotiated a consent decree with the EPA under which the Company agreed to pay a civil penalty of $139,000. The executed consent decree was filed with the court in May 1993 and became effective July 23, 1993. On July 30, 1993 Cooper paid the agreed civil penalty of $139,000. On October 4, 1993, the court issued an order of dismissal for this matter.

         During November 1992, the Cooper-Bessemer Rotating operation of the Company received a letter from the Ohio Attorney General's office alleging violations of the Ohio Right To Know, Toxic Release Inventory reporting requirements. The allegations arise out of an Ohio EPA audit of the facility on April 30, 1992. The State initially proposed a penalty of $212,240. After negotiations between the Company and the State, the State reduced its proposed penalty to $139,457. In February 1994, the Company requested that the State not proceed with this matter until the EPA issues its decision in a rule-making proceeding currently under review addressing similar federal regulatory issues. The State has indicated that it is interested in renewing settlement negotiations.

         In March 1993, the Wisconsin Department of Natural Resources (DNR) alleged violations by the Company's Pewaukee, Wisconsin plant of air pollution control regulations concerning organic compound emissions from two coating lines and a rotary tumble coater. In August 1993, the Company proposed a settlement agreement to the DNR under which the Company would test changes in processes and coating materials to lower the amount of emissions. If process and materials changes were found to be insufficient, the Company would assure compliance by other means. The DNR forwarded the matter to the Wisconsin Department of Justice (DOJ). In March 1994, the DOJ orally advised the Company that the State will seek a civil penalty of approximately $150,000 in addition to a compliance schedule such as the one that the Company proposed and penalties during the implementation of the compliance schedule. Negotiations are continuing with the DOJ.

         The Company is also subject to various other suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the shareholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 8, 1994, there were 36,124 record holders of Cooper's Common Stock and 2,121 record holders of Cooper's $1.60 Convertible Exchangeable Preferred Stock, which is convertible into Cooper Common Stock. Information regarding dividends, trading markets and market prices for Cooper's Stock is incorporated herein by reference to page 24 of Cooper's 1993 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

        Incorporated by reference to pages 36 and 37, Notes 1 through 4, 9 and 13 of Notes to Consolidated Financial Statements on pages 43 through 46, 50 through 51 and 56 through 57, and Earnings Outlook on pages 34 through 35 of Cooper's 1993 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference to pages 10 through 21 and 25 through 35 of Cooper's 1993 Annual Report to Shareholders, excluding the last sentence of the first paragraph on page 25.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference to pages 38 through 62 of Cooper's 1993 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to pages 3 through 8 and 9 of the Cooper Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated by reference to pages 10 through 16 of the Cooper Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to pages 2 and 8 of the Cooper Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.      Financial Statements and Other Financial Data (incorporated by reference to the pages shown below in Cooper's 1993 Annual
                 Report to Shareholders).

                                                                                    Page No.
                                                                                    --------
                 Report of Independent Auditors ..............................         38

                 Cooper Industries, Inc. and Subsidiaries:

                          Consolidated Results of Operations for Each of the
                          Three Years in the Period Ended December 31, 1993 ..         39

                          Consolidated Financial Position as of
                          December 31, 1993 and December 31, 1992 ............         40

                          Consolidated Cash Flows for Each of the Three
                          Years in the Period Ended December 31, 1993 ........         41

                          Consolidated Changes in Shareholders' Equity for
                          Each of the Three Years in the Period Ended
                          December 31, 1993 ..................................         42

                          Notes to Consolidated Financial Statements .........       43 - 62

                          Management's Discussion and Financial Review .......         25
                                                                                     (excluding
                                                                                     last
                                                                                     sentence of
                                                                                     first
                                                                                     paragraph)-35

                          Financial History ..................................       36 - 37

With the exception of the financial statements, financial data and other information listed above or incorporated under Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1993 Annual Report to Shareholders is not deemed filed as part of this report. The financial statement schedules listed below should be read in conjunction with the financial statements listed above. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes hereto. Financial information with respect to subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method has not been included since in the aggregate such subsidiaries and investments do not constitute a significant subsidiary.

         2. Financial Statement Schedules (located on the following pages of this Report). Each Schedule is for each of the three years in the period ended December 31, 1993.

                 Schedule                                                                  Page No.
                 --------                                                                  --------
                    V             Property, Plant and Equipment                           S-1 to S-3

                   VI             Accumulated Depreciation of Property,
                                  Plant and Equipment                                     S-4 to S-6

                   IX             Short-Term Borrowings                                   S-7 to S-9

                    X             Supplementary Income Statement Information              S-10

         3.      Exhibits

                 3.1 Twenty-Fifth Amended Articles of Incorporation of Cooper Industries, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31, 1992).

                 3.2 Code of Regulations (By-Laws), as amended, of Cooper Industries, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended December 31, 1992).

                 4.1 Rights Agreement, dated as of February 17, 1987, between Cooper Industries, Inc. and First Chicago Trust Company of New York as Rights Agent, an amendment thereto dated August 14, 1989 (incorporated herein by reference to Exhibit 4.4 to Registration Statement No. 33-31941), and an amendment thereto dated November 6, 1990 (incorporated herein by reference to Exhibit 4.4 to Registration Statement No. 33-38808).

                 4.2 Rights Agreement, dated as of November 20, 1989, between Cooper Industries, Inc. and First Chicago Trust Company of New York as Rights Agent (incorporated herein by reference to Exhibit A to Registration Statement on Form 8-A filed on November 21, 1989), and an amendment thereto dated November 6, 1990 (incorporated herein by reference to Exhibit 4.5 to Registration Statement No. 33-38808).

                 10.1 1989 Director Stock Option Plan (incorporated herein by reference to Exhibit 28.1 to Registration Statement No. 2-33-29302).

                 10.2 Cooper Industries, Inc. Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended December 31, 1992).

                 10.3 Cooper Industries, Inc. Directors Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 1992).

                 10.4 Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1992).

                 10.5 Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1992).

                 10.6 Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1992).

                 10.7 Management Incentive Compensation Deferral Plan (incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended December 31, 1992).

                 10.8 Crouse-Hinds Company Officers' Disability and Supplemental Pension Plan (incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1992).

                 13.0 Text of Cooper Industries, Inc. 1993 Annual Report to Shareholders incorporated herein by reference.

                 21.0     List of Cooper Industries, Inc. Subsidiaries.

                 23.0     Consent of Ernst & Young.

                 24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.

         Cooper will furnish to the Commission supplementally upon request a copy of any instrument with respect to long-term debt of the Company.

         Copies of the above Exhibits are available to shareholders of record at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

                                  Cooper Industries, Inc.
                                  Attn:  Corporate Secretary
                                  P.O. Box 4446
                                  Houston, Texas  77210

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1993.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COOPER INDUSTRIES, INC.

Date:    March 30, 1994                        By /s/ROBERT CIZIK
                                               ---------------------------------
                                                  (Robert Cizik, Chairman and
                                                    Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                Title                       Date
    ---------                                -----                       ----
/s/ ROBERT CIZIK                  Chairman and Chief Executive      March 30, 1994
- ---------------------------       Officer (Principal Executive
(Robert Cizik)                    Officer) and Director

/s/ DEWAIN K. CROSS               Senior Vice President, Finance    March 30, 1994
- ---------------------------       (Principal Financial Officer)
(Dewain K. Cross)

/s/ DONALD R. SHELEY, JR.         Vice President and Controller     March 30, 1994
- ---------------------------       (Principal Accounting Officer)
(Donald R. Sheley, Jr.)

/s/ ALAN E. RIEDEL                Director                          March 30, 1994
- ---------------------------
(Alan E. Riedel)

/s/ H. JOHN RILEY, JR.            Director                          March 30, 1994
- ---------------------------
(H. John Riley, Jr.)

*WARREN L. BATTS                  Director                          March 30, 1994
(Warren L. Batts)

*CONSTANTINE S. NICANDROS         Director                          March 30, 1994
(Constantine S. Nicandros)

*CLIFFORD J. GRUM                 Director                          March 30, 1994
(Clifford J. Grum)

*SIR RALPH H. ROBINS              Director                          March 30, 1994
(Sir Ralph H. Robins)

*A. THOMAS YOUNG                  Director                          March 30, 1994
(A. Thomas Young)

*  By /s/ DIANE K. SCHUMACHER
      -----------------------------------------
      (Diane K. Schumacher, as Attorney-In-Fact
         for each of the persons indicated)

                            Cooper Industries, Inc.

                        1993 Annual Report on Form 10-K

                             Cross Reference Sheet

                                                     Page Reference    Page Reference
                                  Page Reference     in Incorporated   in Incorporated
Item No. in Form 10-K                 in 10-K         Annual Report    Proxy Statement
- ---------------------             --------------     ---------------   ---------------
Item 1.   Business                       3-8          2, 3, 10-21,           -
                                                     25-35, 44-45,
                                                       46, 58-60

Item 2.   Properties                     3-8               -                 -

Item 3.   Legal Proceedings              8-9               -                 -

Item 4.   Submission of Matters
          to a Vote of Security
          Holders                         9                -                 -

Item 5.   Market for Registrant's
          Common Equity and Related
          Stockholder Matters             9                24                -

Item 6.   Selected Financial Data         9           34-35,36-37,           -
                                                   43-46,50-51,56-57

Item 7.   Management's Discussion
          and Analysis of Finan-
          cial Condition and                             10-21,
          Results of Operations           10             25-35               -

Item 8.   Financial Statements
          and Supplementary Data          10             38-62               -

Item 9.   Changes in and Disagree-
          ments with Accountants
          on Accounting and
          Financial Disclosure            10               -                 -

Item 10.  Directors and Executive
          Officers of the
          Registrant                      10               -               3-8, 9

Item 11.  Executive Compensation          10               -               10-16

Item 12.  Security Ownership of
          Certain Beneficial
          Owners and Management           10               -                2, 8

Item 13.  Certain Relationships
          and Related Transactions        10               -                 -

Item 14.  Exhibits, Financial
          Statement Schedules,          10-13,
          and Reports on Form 8-K    S-1 et seq.         25-62               -

                    COOPER INDUSTRIES, INC. AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
(millions)

Column A                           Column B     Column C      Column D       Column E     Column F
- --------                           --------     --------      --------       --------     --------
                                  Balance at                                              Balance
                                   Beginning    Additions                      Other       At End
Classification                     of Period     at Cost    Retirements       Changes    of Period
- --------------                    ----------    ---------   -----------     ----------   ---------
Land and land improvements        $  127.3      $  5.5        $ 2.7         $  2.3 (1)    $  123.2
                                                                              (2.3)(2)
                                                                               5.4 (3)
                                                                             (10.2)(4)
                                                                              (2.1)(5)

Buildings                            737.4        33.8         20.1           11.7 (1)       676.6
                                                                              (8.2)(2)
                                                                              12.4 (3)
                                                                             (90.4)(4)

Machinery and equipment            1,518.8       129.3         45.2            2.9 (1)     1,338.0
                                                                             (13.2)(2)
                                                                              44.6 (3)
                                                                            (243.1)(4)
                                                                             (56.1)(5)

Tooling, dies, patterns, etc.        135.2        24.9          1.4            1.7 (1)       119.1
                                                                              (0.7)(2)
                                                                               1.4 (3)
                                                                             (40.7)(4)
                                                                              (1.3)(5)

All other                            285.7        38.7         23.1           (0.5)(1)       265.7
                                                                              (2.3)(2)
                                                                               1.9 (3)
                                                                             (31.6)(4)
                                                                              (3.1)(5)

Construction in progress              97.3        12.3            -            0.1 (1)        94.8
                                                                              (0.7)(2)
                                                                             (11.4)(4)
                                                                              (2.8)(5)
                                  --------      ------        -----        -------        --------

                                  $2,901.7      $244.5        $92.5        $(436.3)       $2,617.4
                                  ========      ======        =====        =======        ========

(1) Other (transfers to inventory, reclassifications between categories, etc.).
(2)    Effect of translation in accordance with SFAS No. 52.
(3) Assets obtained in business acquisitions and the fair market value adjustments and related activity associated with those assets.
(4) Assets reclassified to Net Assets of Businesses Held for Disposition and assets disposed of in business divestitures.
(5) Reduction in carrying value of assets related to transformer product line.

                    COOPER INDUSTRIES, INC. AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                       FOR THE YEAR ENDED DECEMBER 31, 1992
(millions)

Column A                           Column B     Column C      Column D       Column E     Column F
- --------                           --------     --------      --------       --------     --------
                                  Balance at                                              Balance
                                   Beginning    Additions                      Other       At End
Classification                     of Period     at Cost    Retirements       Changes    of Period
- --------------                    ----------    ---------   -----------     ----------   ---------
Land and land improvements        $  123.9      $  6.1        $ 4.7         $  1.9 (1)    $  127.3
                                                                              (3.4)(2)
                                                                               5.6 (3)
                                                                              (2.1)(4)

Buildings                            685.0        50.9         14.9           11.0 (1)       737.4
                                                                             (19.9)(2)
                                                                              23.1 (3)
                                                                               2.2 (4)

Machinery and equipment            1,373.4       129.3         43.8            6.8 (1)     1,518.8
                                                                             (37.2)(2)
                                                                              55.9 (3)
                                                                              34.4 (4)

Tooling, dies, patterns, etc.        130.4         6.9          2.9           (1.5)(1)       135.2
                                                                              (1.9)(2)
                                                                               0.9 (3)
                                                                               3.3 (4)

All other                            262.0        43.8         17.9           (1.4)(1)       285.7
                                                                              (5.8)(2)
                                                                               5.0 (3)

Construction in progress             107.7        (3.2)           -           (5.8)(1)        97.3
                                                                              (1.9)(2)
                                                                               0.5 (3)
                                  --------      ------        -----         ------        --------

                                  $2,682.4      $233.8        $84.2         $ 69.7        $2,901.7
                                  ========      ======        =====         ======        ========

(1) Other (transfers to inventory, reclassifications between categories, etc.).
(2)    Effect of translation in accordance with SFAS No. 52.
(3) Assets obtained in business acquisitions and the fair market value adjustments and related activity associated with those assets.
(4)    Effect of adoption of FAS 109.

                    COOPER INDUSTRIES, INC. AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
(millions)

Column A                           Column B     Column C      Column D       Column E     Column F
- --------                           --------     --------      --------       --------     --------
                                  Balance at                                              Balance
                                   Beginning    Additions                      Other       At End
Classification                     of Period     at Cost    Retirements       Changes    of Period
- --------------                    ----------    ---------   -----------     ----------   ---------
Land and land improvements        $  122.0      $  6.7        $ 6.3         $ 1.3 (1)     $  123.9
                                                                               .2 (2)

Buildings                            654.5        48.1         10.9          (5.5)(1)        685.0
                                                                             (1.2)(2)

Machinery and equipment            1,225.4       130.6         28.6          23.6 (1)      1,373.4
                                                                             (2.2)(2)
                                                                             15.2 (3)
                                                                              9.4 (4)

Tooling, dies, patterns, etc.        114.9         4.5          1.3          12.5 (1)        130.4
                                                                              (.2)(2)

All other                            229.2        49.5         15.9           (.1)(1)        262.0
                                                                              (.7)(2)

Construction in progress             126.9        (9.4)          .1          (9.4)(1)        107.7
                                                                              (.3)(2)
                                  --------      ------        -----         -----         --------

                                  $2,472.9      $230.0        $63.1         $42.6         $2,682.4
                                  ========      ======        =====         =====         ========

(1) Other (transfers to inventory, reclassifications between categories, etc.).
(2)    Effect of translation in accordance with SFAS No. 52.
(3) Assets obtained in business acquisitions and fair market value adjustments and related activity associated with those assets.
(4)    Correction of prior year error in translation.

                    COOPER INDUSTRIES, INC. AND SUBSIDIARIES

    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                     FOR THE YEAR ENDED DECEMBER 31, 1993
(millions)

Column A                           Column B      Column C       Column D     Column E      Column F
- --------                           --------      --------       --------     --------      --------
                                                 Additions
                                  Balance at      Charged                                  Balance
                                   Beginning      to Costs                     Other        At End
Classification                     of Period    and Expenses  Retirements     Changes     of Period
- --------------                    ----------    ------------  -----------   ----------    ---------
Land improvements                   $   19.4      $  1.9        $ 0.3         $ (0.1)(1)   $   15.0
                                                                                (1.0)(2)
                                                                                (4.9)(3)

Buildings                              213.2        26.2         11.8            2.8 (1)      192.2
                                                                                (1.1)(2)
                                                                               (37.1)(3)

Machinery and equipment                801.5       111.8         35.9            0.6 (1)      731.6
                                                                                (4.2)(2)
                                                                              (142.2)(3)

Tooling, dies, patterns, etc.           11.6        24.6          0.6            0.8 (1)       27.7
                                                                                (0.2)(2)
                                                                                (8.5)(3)

All other                              170.4        37.5         18.6            1.7 (1)      167.5
                                                                                (1.3)(2)
                                                                               (22.2)(3)

                                    --------      ------        -----        -------        --------

                                    $1,216.1      $202.0        $67.2        $(216.9)       $1,134.0
                                    ========      ======        =====        =======        ========

(1) Includes change in accumulated depreciation related to "other" asset activity.
(2)    Effect of translation in accordance with SFAS No. 52.
(3) Assets reclassified to Net Assets of Businesses Held for Disposition and assets disposed of in business dispositions.

                    COOPER INDUSTRIES, INC. AND SUBSIDIARIES

    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                    FOR THE YEAR ENDED DECEMBER 31, 1992
(millions)



Column A                           Column B      Column C       Column D     Column E      Column F
- --------                           --------      --------       --------     --------      --------
                                                 Additions
                                  Balance at      Charged                                  Balance
                                   Beginning      to Costs                     Other        At End
Classification                     of Period    and Expenses  Retirements     Changes     of Period
- --------------                    ----------    ------------  -----------   ----------    ---------
Land improvements                 $   17.6      $  2.0        $ 0.4         $  0.8 (1)    $   19.4
                                                                              (0.6)(3)

Buildings                            193.7        25.1          3.5            2.0 (1)       213.2
                                                                              (4.2)(2)
                                                                               0.1 (3)

Machinery and equipment              701.4       123.8         33.0            9.0 (1)       801.5
                                                                             (19.6)(2)
                                                                              19.9 (3)

Tooling, dies, patterns, etc.          7.1         6.4          1.5            0.3 (1)        11.6
                                                                              (0.7)(2)

All other                            148.6        38.9         13.0           (0.8)(1)       170.4
                                                                              (3.3)(2)
                                  --------      ------        -----         ------        --------

                                  $1,068.4      $196.2        $51.4         $  2.9        $1,216.1
                                  ========      ======        =====         ======        ========


(1) Includes change in accumulated depreciation related to "other" asset activity.
(2)    Effect of translation in accordance with SFAS No. 52.
(3)    Effect of adoption of FAS 109.

                    COOPER INDUSTRIES, INC. AND SUBSIDIARIES

    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                     FOR THE YEAR ENDED DECEMBER 31, 1991
(millions)

Column A                           Column B      Column C       Column D     Column E      Column F
- --------                           --------      --------       --------     --------      --------
                                                 Additions
                                  Balance at      Charged                                  Balance
                                   Beginning      to Costs                     Other        At End
Classification                     of Period    and Expenses  Retirements     Changes     of Period
- --------------                    ----------    ------------  -----------   ----------    ---------
Land improvements                 $ 15.5        $  2.1        $  .3         $  .3 (1)     $   17.6


Buildings                          174.5          24.3          3.0          (1.4)(1)        193.7
                                                                              (.7)(2)


Machinery and equipment            585.6         110.6         20.7          17.3 (1)        701.4
                                                                              (.8)(2)
                                                                              9.4 (3)


Tooling, dies, patterns, etc.        4.6           2.5           .8            .8 (2)          7.1


All other                          124.7          35.7         12.1            .8 (1)        148.6
                                                                              (.5)(2)
                                  ------        ------        -----         -----         --------

                                  $904.9        $175.2        $36.9         $25.2         $1,068.4
                                  ======        ======        =====         =====         ========


(1) Includes change in accumulated depreciation related to "other" asset activity.
(2)    Effect of translation in accordance with SFAS No. 52.
(3)    Correction of prior year error in translation.

                    COOPER INDUSTRIES, INC. AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1993



      Column A                     Column B      Column C       Column D     Column E       Column F
      --------                     --------      --------       --------     --------       --------
                                                 Weighted
                                                  Average       Maximum       Average       Weighted
                                                 Interest        Amount        Amount        Average
                                   Balance         Rate       Outstanding   Outstanding   Interest Rate
Category of Aggregate               at End        at End       During the    During the     During the
Short-Term Borrowings             of Period     of Period(5)     Period       Period(1)    Period(2)(5)
- ---------------------             ---------     ---------     -----------   -----------   -----------

                                                    (millions except percentages)
Commercial paper                  $573.7 (3)     3.32% (4)     $1,394.2      $1,120.0       3.22% (4)

Payable to banks                   346.7 (3)     4.91%            436.0         297.1       5.38%


(1) Computed as the sum of the daily aggregate amounts borrowed divided by 365 days.

(2) Computed by dividing interest expense for the year for each "category of borrowing" by the amount computed in Column E.

(3) At December 31, 1993, $573.7 million of commercial paper and $247.0 million of borrowings payable to banks were reclassified to long-term debt reflecting the Company's intention to refinance these amounts during the twelve-month period following the balance sheet date through either continued short-term borrowings or utilization of available credit facilities.

(4)    Includes applicable fees.

(5) Weighted average interest rates in the table do not include incremental borrowing costs associated with interest rate swaps. During the period, an average of $547.1 million of borrowings were covered under interest rate swaps that converted floating- rate borrowings into fixed-rate borrowings at an interest rate approximately 0.5 percentage points higher than the floating rate. At year end, $500 million of borrowings were covered under interest rate swaps expiring early in 1994 at rates higher than the floating rate by approximately 0.3 percentage points.

                    COOPER INDUSTRIES, INC. AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1992



      Column A                     Column B      Column C       Column D     Column E       Column F
      --------                     --------      --------       --------     --------       --------
                                                 Weighted
                                                  Average       Maximum       Average       Weighted
                                                 Interest        Amount        Amount        Average
                                   Balance         Rate       Outstanding   Outstanding   Interest Rate
Category of Aggregate               at End        at End       During the    During the     During the
Short-Term Borrowings             of Period     of Period(5)     Period       Period(1)    Period(2)(5)
- ---------------------             ---------     ---------     -----------   -----------   -------------

                                                    (millions except percentages)
Commercial paper                  $1,096.1 (3)    3.55% (4)    $1,794.4       $836.8       3.63% (4)

Payable to banks                     304.1 (3)    6.03%           967.8        399.6       7.12%


(1) Computed as the sum of the daily aggregate amounts borrowed divided by 366 days.

(2) Computed by dividing interest expense for the year for each "category of borrowing" by the amount computed in Column E.

(3) At December 31, 1992, $1,080.0 million of commercial paper and $120.0 million of borrowings payable to banks were reclassified to long-term debt reflecting the Company's intention to refinance these amounts during the twelve-month period following the balance sheet date through either continued short-term borrowings or utilization of available credit facilities.

(4)    Includes applicable fees.

(5) Weighted average interest rates in the table do not include incremental borrowing costs associated with interest rate swaps. During the period, an average of $669.9 million of borrowings were covered under interest rate swaps that converted floating- rate borrowings into fixed-rate borrowings at an interest rate approximately 0.8 percentage points higher than the floating rate. At year end, $755 million of borrowings were covered under interest rate swaps expiring early in 1993 at rates higher than the floating rate by approximately 1.1 percentage points.

                    COOPER INDUSTRIES, INC. AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1991





      Column A                     Column B      Column C       Column D     Column E       Column F
      --------                     --------      --------       --------     --------       --------
                                                 Weighted
                                                  Average       Maximum       Average       Weighted
                                                 Interest        Amount        Amount        Average
                                   Balance         Rate       Outstanding   Outstanding   Interest Rate
Category of Aggregate               at End        at End       During the    During the     During the
Short-Term Borrowings             of Period     of Period        Period       Period(1)      Period(2)
- ---------------------             ---------     ---------     -----------   -----------   -------------

                                                    (millions except percentages)
Commercial paper                  $    -            -          $  925.0       $399.1        6.29% (4)

Payable to banks                   952.2 (3)      7.30%         1,096.9        919.4        8.06%


(1) Computed as the sum of the daily aggregate amounts borrowed divided by 365 days.

(2) Computed by dividing interest expense for the year for each "category of borrowing" by the amount computed in Column E.

(3) At December 31, 1991, $758.9 million of borrowings payable to banks were reclassified to long-term debt reflecting the Company's intention to refinance these amounts during the twelve-month period following the balance sheet date through either continued short-term borrowings or utilization of available credit facilities.

(4)    Includes applicable fees.

                    COOPER INDUSTRIES, INC. AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993





            Column A                                       Column B
            --------                                       --------

                                                 Charged to Costs and Expenses
                                             ------------------------------------
                                                          (millions)

                Item                          1993           1992          1991
                ----                         ------         ------        ------
Maintenance and repairs                      $105.0         $108.8        $115.7

Depreciation of plant and equipment           202.0          196.2         175.2

Amortization of intangible assets             100.8           92.9          82.8