Form 10-Q
period 1994-03-31
COOPER INDUSTRIES INC
filed 1994-05-13
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______


                          Commission File Number 1-1175


                             Cooper Industries, Inc.
             (Exact name of registrant as specified in its charter)


               Ohio                                         31-4156620
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


      1001 Fannin, Suite 4000
          Houston, Texas                                        77002
(Address of principal executive offices)                     (Zip Code)


                                (713) 739-5400
              (Registrant's telephone number, including area code)


                                      N/A
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No _____.

Number of shares outstanding of issuer's common stock as of April 29, 1994 was 115,803,361.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS




                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ----------------------
(millions except per share data)                                                 1994                1993
                                                                               --------            --------
REVENUES . . . . . . . . . . . . . . . . . . . . . .                           $1,316.9            $1,471.2
                                                                               --------            --------
COSTS AND EXPENSES
Cost of sales  . . . . . . . . . . . . . . . . . . .                              908.9             1,004.9
Depreciation and amortization  . . . . . . . . . . .                               67.6                80.4
Selling and administrative expenses  . . . . . . . .                              234.7               252.3
Interest expense . . . . . . . . . . . . . . . . . .                               20.9                26.5
                                                                               --------            --------
                                                                                1,232.1             1,364.1
                                                                               --------            --------
  Income before income taxes . . . . . . . . . . . .                               84.8               107.1
Income taxes . . . . . . . . . . . . . . . . . . . .                               36.4                44.0
                                                                               --------            --------
Net income . . . . . . . . . . . . . . . . . . . . .                               48.4                63.1
Preferred dividends  . . . . . . . . . . . . . . . .                               13.3                13.3
                                                                               --------            --------
NET INCOME APPLICABLE TO COMMON STOCK  . . . . . . .                           $   35.1            $   49.8
                                                                               ========            ========
INCOME PER COMMON SHARE:
  Primary  . . . . . . . . . . . . . . . . . . . . .                           $    .31            $    .44
  Fully diluted  . . . . . . . . . . . . . . . . . .                           $    .31            $    .44
DIVIDENDS PER COMMON SHARE:
  Cash . . . . . . . . . . . . . . . . . . . . . . .                           $    .33            $    .33
  Stock of Gardner Denver Machinery Inc., at
     equivalent net book value per Cooper Common Share                         $  1.302            $      -



The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL POSITION


                                                                            March 31,             December 31,
(millions)                                                                    1994                    1993
                                                                          -------------           ------------
CURRENT ASSETS

Cash and cash equivalents . . . . . . . . . . . .                            $   12.1                $   13.0
Receivables . . . . . . . . . . . . . . . . . . .                             1,054.8                 1,105.2
Inventories . . . . . . . . . . . . . . . . . . .                             1,315.2                 1,247.2
Other . . . . . . . . . . . . . . . . . . . . . .                               189.2                   216.4
                                                                             --------                --------
                                                                              2,571.3                 2,581.8
                                                                             --------                --------

CURRENT LIABILITIES

Short-term debt . . . . . . . . . . . . . . . . .                                95.0                    99.7
Accounts payable and accrued liabilities  . . . .                             1,217.8                 1,323.6
Accrued income taxes  . . . . . . . . . . . . . .                                31.7                   117.3
Current maturities of long-term debt  . . . . . .                                27.6                   161.9
                                                                             --------                --------
                                                                              1,372.1                 1,702.5
                                                                             --------                --------

    WORKING CAPITAL . . . . . . . . . . . . . . .                             1,199.2                   879.3
                                                                             --------                --------

Net assets of businesses held for disposition . .                                77.6                   225.0
Plant & equipment, at cost, less depreciation . .                             1,484.5                 1,483.4
Intangibles, less amortization  . . . . . . . . .                             2,582.1                 2,589.5
Deferred income taxes, investments and
  other assets  . . . . . . . . . . . . . . . . .                               284.0                   268.1
                                                                             --------                --------

    TOTAL ASSETS, LESS CURRENT LIABILITIES  . . .                             5,627.4                 5,445.3
                                                                             --------                --------

Long-term debt  . . . . . . . . . . . . . . . . .                             1,560.3                 1,254.3
Postretirement benefits other than pensions . . .                               743.1                   743.1
Other long-term liabilities . . . . . . . . . . .                               446.0                   463.3
                                                                             --------                --------

    NET ASSETS  . . . . . . . . . . . . . . . . .                            $2,878.0                $2,984.6
                                                                             ========                ========


SHAREHOLDERS' EQUITY

$1.60 Convertible Exchangeable
  Preferred stock . . . . . . . . . . . . . . . .                            $   33.2                $   33.2
Common stock  . . . . . . . . . . . . . . . . . .                               579.6                   571.3
Capital in excess of par value  . . . . . . . . .                             1,197.2                 1,122.1
Retained earnings . . . . . . . . . . . . . . . .                             1,373.6                 1,526.5
Unearned employee stock ownership plan
  compensation  . . . . . . . . . . . . . . . . .                              (191.6)                 (125.2)
Minimum pension liability . . . . . . . . . . . .                               (73.5)                  (73.6)
Translation component . . . . . . . . . . . . . .                               (59.7)                  (65.8)
Unrealized net gain on investment in Belden Inc..                                19.2                       -
Common stock held in treasury, at cost. . . . . .                                   -                    (3.9)
                                                                             --------                --------

    TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . .                            $2,878.0                $2,984.6
                                                                             ========                ========

The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     --------------------
(millions)                                                                             1994             1993
                                                                                     --------         --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . .                           $  48.4          $  63.1
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . .                              44.3             54.5
      Amortization . . . . . . . . . . . . . . . . . . . .                              23.3             25.9
      Increase in deferred income taxes  . . . . . . . . .                              13.6             10.3
      Changes in assets and liabilities: (1)
        Receivables  . . . . . . . . . . . . . . . . . . .                              50.5            (46.9)
        Inventories  . . . . . . . . . . . . . . . . . . .                             (65.8)           ( 1.8)
        Accounts payable and accrued liabilities . . . . .                            (110.8)          (112.6)
        Accrued income taxes . . . . . . . . . . . . . . .                             (85.6)            (2.7)
        Other assets and liabilities, net  . . . . . . . .                              15.9             28.4
                                                                                     -------          -------

          Net cash provided by (used for) operating
            activities . . . . . . . . . . . . . . . . . .                             (66.2)            18.2
                                                                                     -------          -------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .                             (57.8)           (59.8)
  Proceeds from sales of plant and equipment . . . . . . .                              12.4              5.1
  Net cash from acquisitions and divestitures  . . . . . .                             (18.6)            17.3
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .                                 -              (.1)
                                                                                     -------          -------

          Net cash used for investing activities . . . . .                             (64.0)           (37.5)
                                                                                     -------          -------

Cash flows from financing activities:
  Additions to debt  . . . . . . . . . . . . . . . . . . .                             383.3             76.3
  Reductions of debt . . . . . . . . . . . . . . . . . . .                            (212.7)           (22.6)
  Dividends  . . . . . . . . . . . . . . . . . . . . . . .                             (51.5)           (50.7)
  Activity under stock option and other plans  . . . . . .                              10.4             11.9
                                                                                     -------          -------

          Net cash provided by financing activities  . . .                             129.5             14.9
                                                                                     -------          -------

Effect of translation on cash and cash equivalents . . . .                               (.2)             1.8
                                                                                     -------          -------

Decrease in cash and cash equivalents  . . . . . . . . . .                               (.9)            (2.6)
Cash and cash equivalents, beginning of period . . . . . .                              13.0             17.8
                                                                                     -------          -------

Cash and cash equivalents, end of period . . . . . . . . .                           $  12.1          $  15.2
                                                                                     =======          =======


(1)    Net of effects of acquisitions, divestitures and translation.

The accompanying notes are an integral part of these statements, including Notes 4 and 9, which disclose Interest and Taxes Paid and Noncash Investing and Financing Activities.

                            COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

              The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2.  Acquisitions and Divestitures

              As described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's 1993 Annual Report on Form 10-K, on October 6, 1993, the Company closed an initial public offering of 90.4% of the stock of Belden Inc., formerly the Company's Belden wire and cable business. Belden, which was included in the Electrical Products segment through the offering date, had revenues of approximately $94 million and pretax profits of approximately $12.6 million (on a Cooper basis) during the first quarter of 1993.

              Also, as described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's 1993 Annual Report on Form 10-K, the Company entered into a definitive agreement for the sale of its Cameron Forged Products Division to Wyman-Gordon Company. The sale, which will be submitted to Wyman-Gordon Company shareholders for approval at a meeting on May 24, 1994, is expected to be completed during the second quarter of 1994. Because of the accounting treatment of this disposition, the first quarter 1994 results of Cameron Forged Products Division have not been included in Cooper's consolidated first quarter results (in the first quarter of 1993, the division had revenues of approximately $36 million and a small pretax loss). This division was, prior to the fourth quarter of 1993, included in the Petroleum & Industrial Equipment segment. The net assets of Cameron Forged Products Division are included in Cooper's Consolidated Financial Position under the long-term asset caption "Net assets of businesses held for disposition."

              In mid-October 1993, the Company announced its intention to spin off to the Company's Common shareholders its Gardner-Denver Industrial Machinery Division. On February 6, 1994, the Board of Directors declared a dividend payable to the holders of Cooper's Common stock in the amount of one share of common stock of Gardner Denver Machinery Inc. for every 25 shares of Cooper Common stock outstanding at the close of business on April 15, 1994. As a result, the net assets of the Gardner-Denver Industrial Machinery Division, which had been included in the long-term asset caption "Net assets of businesses held for disposition" at December 31, 1993, were deducted from retained earnings at the end of the first quarter. The results of operations for Gardner-Denver Industrial Machinery Division are included in the Petroleum & Industrial Equipment segment during the first quarters of 1994 and 1993. It had revenues of approximately $38 million and $35 million during the first quarters of 1994 and 1993, respectively, and a small pretax profit during each period.

              At the Company's Annual Meeting on April 26, 1994, the Company announced its intention to exit the manufacture of large power transformers by the end of 1994. This business has been underperforming in recent years because of deteriorating market conditions and high, fixed overhead costs associated with manufacturing these highly engineered products. In addition, the markets with the best prospects for future growth are outside the U.S., while the Company's large power transformer operations primarily serve domestic markets. This action is not expected to have a significant impact on the Company's other power equipment product lines, nor is it expected to have a significant impact on the Company's 1994 operating results. The large power transformer product line had approximately $71 million in revenues during 1993 and operated at a loss. An accrual related to the anticipated costs of exiting the large power transformer business was established at the end of 1993, when it was determined that it was probable that management action would be necessary to deal with the lack of a profitable return from this business. The accrual resulted from a rededication of reserves previously established to cover various contingent liabilities that were favorably resolved during the fourth quarter of 1993.

              During the first quarter of 1994, the Company completed two small acquisitions. Cooper acquired the ignition components business of Magneti Marrelli of Milano, Italy. The acquired operations, which produce ignition coils, diesel glow plugs and spark plugs, will be included in the Automotive Products segment. Additionally, Cooper acquired all of the capital stock of B & S Fuses Limited from Mortimer Holdings Limited of the United Kingdom. B & S Fuses manufactures medium-voltage fuses and will become a part of the Electrical Products segment. Both acquisitions have been treated as purchases. Accordingly, the results of the companies will be included in Cooper's consolidated results of operations from the respective acquisition dates. The amount paid for the businesses, which totaled $18.6 million, has been included in the long-term asset caption "Deferred income taxes, investments and other assets" pending determination of appropriate values under Accounting Principles Board Opinion No. 16.

Note 3.       Changes in Accounting Principles

              Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 (Accounting for Certain Investments in Debt and Equity Securities). In accordance with the provisions of the new standard, the Company's 9.6% investment in Belden Inc. was written up to a fair market value of $46.6 million at January 1, 1994, with an offsetting adjustment to shareholders' equity of $20.5 million (net of taxes of $13.7 million). At March 31, 1994, the recorded fair market value of the investment in Belden was $44.5 million and the adjustment to shareholders' equity, net of tax, was $19.2 million. Although the sale of the stock of Belden Inc. is restricted until October 1995, the Company has certain registration rights with respect to the stock prior to that time.

Note 4.       Interest and Taxes Paid

              Total interest paid during the first three months of 1994 and 1993 amounted to $33.0 million and $38.0 million, respectively. Cash payments for income taxes during the first three months of 1994 and 1993 amounted to $92.8 million and $31.3 million, respectively.

Note 5.       Inventories

                                                                      March 31,            December 31,
                                                                        1994                   1993
                                                                    -------------          ------------
(millions)
Raw materials . . . . . . . . . . . . . . .                            $  318.1               $  323.7
Work-in-process . . . . . . . . . . . . . .                               374.8                  353.0
Finished goods  . . . . . . . . . . . . . .                               773.0                  725.4
Perishable tooling and supplies . . . . . .                                57.3                   57.0
                                                                       --------               --------

                                                                        1,523.2                1,459.1


Less allowances (primarily LIFO
  reserves) . . . . . . . . . . . . . . . .                              (208.0)                (211.9)
                                                                       --------               --------

                                                                       $1,315.2               $1,247.2
                                                                       ========               ========


Note 6.  Income Per Common Share

              Primary and fully diluted income per Common share is computed based on the following information:


                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ---------------------
(millions)                                                                     1994              1993
                                                                             --------          --------
PRIMARY:

  Net income . . . . . . . . . . . . . . . . . . . .                          $ 48.4            $ 63.1
  Dividends applicable to $1.60 Convertible
    Exchangeable Preferred stock . . . . . . . . . .                           (13.3)            (13.3)
                                                                              ------            ------


                                                                              $ 35.1            $ 49.8
                                                                              ======            ======


  Average Common shares and Common share
    equivalents  . . . . . . . . . . . . . . . . . .                           114.4             114.0
                                                                              ======            ======



FULLY DILUTED:

  Net income . . . . . . . . . . . . . . . . . . . .                          $ 48.4            $ 63.1

  Dividends applicable to $1.60 Convertible
    Exchangeable Preferred stock . . . . . . . . . .                           (13.3)            (13.3)
                                                                              ------            ------

                                                                              $ 35.1            $ 49.8
                                                                              ======            ======


  Average Common shares and Common share
    equivalents  . . . . . . . . . . . . . . . . . .                           114.4             114.0
                                                                              ======            ======

Note 7.  Long-Term Debt

              At March 31, 1994, $1,141 million of commercial paper and bank loans were reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the twelve-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

Note 8.  Additional Common Stock Sold to Employee Stock Ownership Plan

              During the first quarter of 1994, the Company sold an additional 1,590,156 shares of Common stock to its employee stock ownership plan (ESOP) in exchange for an $82.3 million note payable by the ESOP to the Company. This loan is eliminated for accounting purposes.

Note 9.  Noncash Investing and Financing Activities

                                                                         Three Months Ended
                                                                             March 31,
                                                                   ------------------------------
                                                                    1994                    1993
                                                                   ------                  ------
                                                                            (millions)
Increase (decrease) in net assets:

  Employee stock ownership plan:
    Principal payments and net excess of
      cash contributions over Company expense. . .                 $ 15.9                   $6.7
    Unearned ESOP compensation . . . . . . . . . .                  (82.3)                     -

  Common stock issued for:
    Employee stock ownership plan. . . . . . . . .                   82.3                      -
    Executive restricted stock incentive plan. . .                     .4                      -
    Acquired companies . . . . . . . . . . . . . .                      -                     .3

  Unrealized net gain on investment in Belden Inc:
    Adoption of SFAS No. 115, net of tax . . . . .                   20.5                      -
    Change in unrealized gain, net of tax  . . . .                   (1.3)                     -

  Distribution of stock in Gardner Denver
    Machinery Inc. . . . . . . . . . . . . . . . .                 (150.9)                     -

  $1.60 Convertible Exchangeable Preferred
    stock issued for conversions of 7%
    debentures . . . . . . . . . . . . . . . . . .                      -                    2.9

Note 10. Industry Segment Revenues



                                                                                Three Months Ended
                                                                                      March 31,
                                                                                -------------------
                                                                                 1994        1993
                                                                                -------     -------
                                                                                     (millions)
Electrical Products                                                            $  311.6    $  392.2

Electrical Power Equipment                                                        143.7       135.2

Tools & Hardware                                                                  199.0       183.5

Automotive Products                                                               376.2       398.4

Petroleum & Industrial Equipment                                                  278.7       356.4

Other                                                                               7.7         5.5
                                                                               --------    --------

                                                                               $1,316.9    $1,471.2
                                                                               ========    ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations:

First Quarter Ended March 31, 1994 Compared With First Quarter Ended March 31, 1993

             Net income for the first quarter of 1994 decreased 23% to $48.4 million on revenues of $1.32 billion, compared with 1993 first-quarter income of $63.1 million on revenues of $1.47 billion. Fully diluted share earnings for the quarter declined 30% to 31 cents per share from 44 cents per share in 1993.

             The earnings decline was driven primarily by the effects of severely depressed worldwide petroleum equipment markets, partially offset by improved earnings for the Company's Electrical Power Equipment and Tools & Hardware segments and by lower interest expense.

Revenues:

             Revenues declined 10% from $1.47 billion to $1.32 billion compared with the first quarter of 1993. The decline in revenues was primarily due to the absence of revenues related to several businesses that were divested during the latter part of 1993 or are being carried as businesses held for sale, including the Belden wire and cable business in the Electrical Products segment, the Cameron Forged Products business in the Petroleum & Industrial Products segment and a small operation included in the Automotive Products segment. Lower revenues from the Company's ongoing petroleum businesses, due to the continued worldwide decline in drilling and production equipment demand, also contributed to the decline. The discussion of each segment's revenues in the paragraphs that follow relate to the performance of the segment's ongoing operations. See Note 2 of the Notes to Consolidated Financial Statements included under Item 1. for further information.

             The Tools & Hardware segment reported an 8% increase in revenues compared with the first quarter of 1993. Sales of hand and power tools continued to benefit from the strength in domestic residential construction activity and industrial production. These positive influences were partially offset by continuing soft demand in European markets.

             Revenues increased 6% in the Electrical Power Equipment segment. Improvement in neighborhood development activity and higher spending by utilities customers on maintenance and efficiency products led to higher sales of distribution transformers, transformer components and power management products, such as reclosers, capacitors and switchgear. Capital investment by utilities remained weak, however, resulting in depressed demand for large power products.

             Revenues in the Electrical Products segment improved 4% over the first quarter of 1993. Modest improvements in domestic industrial production and housing construction promoted sales growth of electrical circuit protection products and lighting fixtures. Demand for these products also improved in Mexico and Canada.

             The Automotive Products segment reported a 1% decrease in revenues from 1993's first quarter. This decline was primarily due to weak European demand for spark plugs and wiper products and competitive pricing in the domestic automotive aftermarket. These effects were partially offset by improved domestic sales of wipers, spark plugs and automotive lighting to original equipment manufacturers as a result of the continued rise in new car production activity.

             Revenues from the Petroleum & Industrial Equipment segment's ongoing operations fell 16% from the first quarter of 1993 due to lower shipments of petroleum equipment compared with prior-year levels. Current-year shipments of compressors and large wellhead equipment to the international petroleum market declined significantly as a result of soft demand in the prior year, which was intensified by the oil and gas industry's response to lower oil prices. These declines more than offset higher sales of air compressors for industrial applications and the favorable effects of improved domestic exploration and production activity on demand for well-site related production equipment.

Operating Income:

             Consolidated income before interest and taxes declined $27.9 million to $105.7 million for the first quarter of 1994. This decline was primarily due to the effects on earnings of weaknesses in petroleum equipment markets and the general weakness of some international economies, which more than offset the impact of the moderate growth of the U.S. economy. The absence of the results of the Belden wire and cable business also had a negative effect on the performance of the Electrical Products segment. The other divestitures discussed above did not significantly affect the comparative segment performance. The paragraphs below explain the performance of each segment's ongoing operations.

             The Electrical Power Equipment segment reported moderately higher earnings compared with the prior period. This increase was primarily due to the improvement in revenues and lower depreciation expense associated with third-quarter 1993 asset write-downs related to this segment's power transformer business. These improvements were offset by a further erosion of the gross margin percentage (defined as revenues less cost of sales, as a percentage of revenues) due to continued weak industry pricing for distribution transformers. Selling and administrative expenses as a percentage of revenues remained unchanged compared with the prior year.

             Operating earnings in the Tools & Hardware segment increased at more than twice the rate of the revenues increase. The improvement was primarily due to cost controls and sales mix in the window treatments business, resulting in an improved gross margin percentage. Cost controls also contributed to an improved percentage of selling and administrative expenses per sales dollar.

             Operating earnings in the Electrical Products segment declined modestly due to the short-term impact of two recent acquisitions, increased overhead costs to support several product promotions and the absence of income from employee benefit plan changes. These factors had a negative effect on the segment's gross margin percentage and on selling and administrative expenses as a percentage of revenues.

             Earnings from the Automotive Products segment declined slightly compared with the first quarter of 1993. The decline was due to the effects of lower revenues, adverse industry pricing conditions in aftermarket brakes and the near-term effects of several business consolidation actions. As a result, the gross margin percentage declined slightly. Selling and administrative expenses declined as a percentage of revenues due to the favorable effects of the streamlined domestic sales and distribution network.

             The Petroleum & Industrial Equipment segment experienced significantly depressed operating earnings resulting from the revenue decline discussed above and from deteriorating margins for petroleum equipment. The magnitude of this decline exceeded management's ability to curtail costs in the short term, resulting in a sharply lower gross margin percentage. Selling and administrative expenses declined, but were higher per sales dollar due to the significance of the revenue decline.

Interest and Taxes:

             Consolidated interest expense was $20.9 million in the current-year quarter, a decline of 21% from the $26.5 million in the first quarter of 1993. The decrease was primarily attributable to lower debt levels compared with the first quarter of last year.

             The effective tax rate (income tax expense as a percentage of income before taxes) increased from 41.1% to 42.9% in the current quarter. The majority of this increase is attributable to the higher U. S. Federal statutory rate enacted in the second half of 1993. In addition, relatively fixed nondeductible items, such as goodwill amortization, have a larger effect on the rate calculation due to the lower projected earnings for 1994.

Financial Position and Liquidity & Capital Resources:

             Cooper's "operating working capital" (defined as receivables and inventories less accounts payable and accrued liabilities, excluding the effects of acquisitions, divestitures, and foreign currency translation) increased $126.1 million during the first quarter of 1994. Higher inventories and lower accounts payable and accrued liabilities, partially offset by lower receivables, were the sources of the increase. The higher inventory levels related to planned inventory build-ups to support various plant consolidations and distribution realignments, as well as a build-up associated with several large compression and power projects. The decrease in accounts payable and accrued liabilities was the result of normal operating activities.

             The $85.6 million decline in accrued income taxes resulted from the payment of the tax with respect to the gain on the sale of Belden, which was not due until the first quarter of 1994. Other current assets declined $27.2 million from the prior year end, due primarily to utilization of certain prepaid medical and dental amounts. The decrease in net assets of businesses held for disposition reflected the declaration of the dividend of the stock of Gardner Denver Machinery Inc. to Cooper's Common shareholders. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activities.

             In October 1993, the Company's Board of Directors approved a common stock repurchase program to provide shares for existing employee stock purchase, option and incentive plans; for the Company's Dividend Reinvestment and Stock Purchase Plan; and for anticipated conversions of its $1.60 Convertible Exchangeable Preferred Stock. Through the first quarter of 1994, approximately 86,500 shares of the Company's Common stock were repurchased under this program and reissued for the programs described above.

Backlog:

             Sales backlog, which represents the dollar amount of all open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected, was approximately $869 million at March 31, 1994. Sales backlog by segment was as follows:


                                                                               March 31,
(millions)                                                                       1994
                                                                               --------
             Electrical Products  . . . . . . . . . . . . . . . .              $  81.4
             Electrical Power Equipment . . . . . . . . . . . . .                179.3
             Tools & Hardware . . . . . . . . . . . . . . . . . .                 58.9
             Automotive Products  . . . . . . . . . . . . . . . .                 63.2
             Petroleum & Industrial Equipment . . . . . . . . . .                486.3
                                                                               -------

                                                                               $ 869.1
                                                                               =======

Other:

             As further discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company announced at its Annual Meeting its intention to exit the manufacture of large power transformers by the end of 1994. This action, which affects only one of the Company's approximately 160 manufacturing locations and approximately 775 of the Company's 49,500 employees, is not expected to have a significant impact on the Company's cash flows or its 1994 operating results.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

             As previously reported, in March 1993, the Wisconsin Department of Natural Resources (DNR) alleged violations by the Company's Pewaukee, Wisconsin plant of air pollution control regulations concerning organic compound emissions from two coating lines and a rotary tumble coater. In April 1994, the Company and the State of Wisconsin entered into a settlement agreement under which the Company agreed to test changes in processes and coating materials to lower the amount of emissions and to cause the facility to be in compliance no later than April 1996. The Company will pay a civil penalty of $128,712 plus $137 per day during the implementation of the compliance schedule. The settlement has been submitted to the Circuit Court for Waukesha County for approval.


Item 6(b).  Reports on Form 8-K

             The Company filed a Form 8-K on January 27, 1994 in order to file with the Securities and Exchange Commission a press release dated January 25, 1994 in which the Company released its 1993 results and a projection of its earnings for 1994.

                                   Signatures

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Cooper Industries, Inc.
                                                      ________________________
                                                      (Registrant)



Date:    May 13, 1994                                 /s/ D. BRADLEY MCWILLIAMS
                                                      _________________________
                                                      D. Bradley McWilliams
                                                      Vice President, Finance
                                                      and authorized to sign on
                                                      behalf of the Registrant




Date:    May 13, 1994                                 /s/ JOSEPH D. CHAMBERLAIN
                                                      _________________________
                                                      Joseph D. Chamberlain
                                                      Controller, Accounting and
                                                      Chief Accounting Officer