Form 10-Q
period 1994-06-30
COOPER INDUSTRIES INC
filed 1994-08-01
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

      X
Yes ____  No _____.

Number of shares outstanding of issuer's common stock as of June 30, 1994 was 115,399,481.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS





                                                                   Second Quarter Ended
                                                                         June 30,
                                                               ----------------------------
(millions except per share data)                                 1994                1993
                                                               --------            --------

REVENUES . . . . . . . . . . . . . . . . . . . . . .           $1,473.6            $1,611.7
                                                               --------            --------

COSTS AND EXPENSES

Cost of sales  . . . . . . . . . . . . . . . . . . .              995.2             1,078.2
Depreciation and amortization  . . . . . . . . . . .               66.5                81.5
Selling and administrative expenses  . . . . . . . .              244.0               251.7
Interest expense . . . . . . . . . . . . . . . . . .               21.5                25.7
                                                               --------            --------

                                                                1,327.2             1,437.1
                                                               --------            --------

  Income before income taxes . . . . . . . . . . . .              146.4               174.6

Income taxes . . . . . . . . . . . . . . . . . . . .               62.8                71.7
                                                               --------            --------

Net income . . . . . . . . . . . . . . . . . . . . .               83.6               102.9

Preferred dividends  . . . . . . . . . . . . . . . .               13.3                13.2
                                                               --------            --------


NET INCOME APPLICABLE TO COMMON STOCK  . . . . . . .           $   70.3            $   89.7
                                                               ========            ========


INCOME PER COMMON SHARE:

  Primary  . . . . . . . . . . . . . . . . . . . . .           $    .62            $    .79

  Fully diluted  . . . . . . . . . . . . . . . . . .           $    .62            $    .78


DIVIDENDS PER COMMON SHARE . . . . . . . . . . . . .           $    .33            $    .33





        The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS





                                                                   Six Months Ended
                                                                        June 30,
                                                              ---------------------------
(millions except per share data)                                1994                1993
                                                              --------            --------

REVENUES . . . . . . . . . . . . . . . . . . . . . .          $2,790.5            $3,082.9
                                                              --------            --------

COSTS AND EXPENSES

Cost of sales  . . . . . . . . . . . . . . . . . . .           1,904.1             2,083.1
Depreciation and amortization  . . . . . . . . . . .             134.1               161.9
Selling and administrative expenses  . . . . . . . .             478.7               504.0
Interest expense . . . . . . . . . . . . . . . . . .              42.4                52.2
                                                              --------            --------

                                                               2,559.3             2,801.2
                                                              --------            --------

  Income before income taxes . . . . . . . . . . . .             231.2               281.7

Income taxes . . . . . . . . . . . . . . . . . . . .              99.2               115.7
                                                              --------            --------


Net income   . . . . . . . . . . . . . . . . . . . .             132.0               166.0

Preferred dividends  . . . . . . . . . . . . . . . .              26.6                26.5
                                                              --------            --------

NET INCOME APPLICABLE TO COMMON STOCK  . . . . . . .          $  105.4            $  139.5
                                                              ========            ========


INCOME PER COMMON SHARE:

  Primary  . . . . . . . . . . . . . . . . . . . . .          $    .92            $   1.22

  Fully diluted  . . . . . . . . . . . . . . . . . .          $    .92            $   1.22


DIVIDENDS PER COMMON SHARE:

  Cash . . . . . . . . . . . . . . . . . . . . . . .          $    .66            $    .66
  Stock of Gardner Denver Machinery Inc., at
    equivalent net book value per
    Cooper Common share  . . . . . . . . . . . . . .          $  1.321            $      -




        The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL POSITION


                                                             June 30,             December 31,
(millions)                                                    1994                    1993
                                                           ---------              ------------

CURRENT ASSETS

Cash and cash equivalents . . . . . . . . . . . .           $   12.9                $   13.0
Receivables . . . . . . . . . . . . . . . . . . .            1,127.7                 1,105.2
Inventories . . . . . . . . . . . . . . . . . . .            1,364.7                 1,247.2
Other . . . . . . . . . . . . . . . . . . . . . .              158.3                   216.4
                                                            --------                --------
                                                             2,663.6                 2,581.8
                                                            --------                --------

CURRENT LIABILITIES

Short-term debt . . . . . . . . . . . . . . . . .               97.5                    99.7
Accounts payable and accrued liabilities  . . . .            1,274.5                 1,323.6
Accrued income taxes  . . . . . . . . . . . . . .               15.4                   117.3
Current maturities of long-term debt  . . . . . .               15.6                   161.9
                                                            --------                --------
                                                             1,403.0                 1,702.5
                                                            --------                --------

    WORKING CAPITAL . . . . . . . . . . . . . . .            1,260.6                   879.3
                                                            --------                --------

Net assets of businesses held for disposition . .                 -                    225.0
Plant & equipment, at cost, less depreciation . .            1,531.6                 1,483.4
Intangibles, less amortization  . . . . . . . . .            2,595.9                 2,589.5
Deferred income taxes, investments and
  other assets  . . . . . . . . . . . . . . . . .              338.7                   268.1
                                                            --------                --------

    TOTAL ASSETS, LESS CURRENT LIABILITIES  . . .            5,726.8                 5,445.3
                                                            --------                --------

Long-term debt  . . . . . . . . . . . . . . . . .            1,627.4                 1,254.3
Postretirement benefits other than pensions . . .              741.8                   743.1
Other long-term liabilities . . . . . . . . . . .              402.9                   463.3
                                                            --------                --------

    NET ASSETS  . . . . . . . . . . . . . . . . .           $2,954.7                $2,984.6
                                                            ========                ========

SHAREHOLDERS' EQUITY

$1.60 Convertible Exchangeable
  Preferred stock . . . . . . . . . . . . . . . .           $   33.3                $   33.2
Common stock  . . . . . . . . . . . . . . . . . .              579.6                   571.3
Capital in excess of par value  . . . . . . . . .            1,199.3                 1,122.1
Retained earnings . . . . . . . . . . . . . . . .            1,405.8                 1,526.5
Unearned employee stock ownership plan
  compensation  . . . . . . . . . . . . . . . . .             (177.3)                 (125.2)
Minimum pension liability . . . . . . . . . . . .              (73.5)                  (73.6)
Translation component . . . . . . . . . . . . . .              (27.6)                  (65.8)
Unrealized gain on investments, net of taxes  . .               34.2                      -
Common stock held in treasury, at cost  . . . . .              (19.1)                   (3.9)
                                                            --------                --------
    TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . .           $2,954.7                $2,984.6
                                                            ========                ========

        The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Six Months Ended
                                                                         June 30,
                                                                -------------------------
(millions)                                                        1994             1993
                                                                --------         --------

Cash flows from operating activities:
  Net income. . . . .  . . . . . . . . . . . . . . . . . .      $ 132.0          $ 166.0
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . .         87.0            109.6
      Amortization . . . . . . . . . . . . . . . . . . . .         47.1             52.3
      Increase in deferred income taxes. . . . . . . . . .         39.3             21.9
      Changes in assets and liabilities: (1)
        Receivables  . . . . . . . . . . . . . . . . . . .         (6.4)           (97.9)
        Inventories  . . . . . . . . . . . . . . . . . . .       (105.1)            (4.4)
        Accounts payable and accrued liabilities . . . . .        (57.8)          (129.0)
        Accrued income taxes . . . . . . . . . . . . . . .       (102.2)            (1.0)
        Other assets and liabilities, net  . . . . . . . .        (44.3)            37.4
                                                                -------          -------

          Net cash provided by (used for) operating
            activities . . . . . . . . . . . . . . . . . .        (10.4)           154.9
                                                                -------          -------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .       (127.4)          (128.6)
  Proceeds from sales of plant and equipment . . . . . . .         18.7              9.0
  Net cash from acquisitions and divestitures  . . . . . .          1.5            (18.2)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .          (.2)             (.3)
                                                                -------          -------

          Net cash used for investing activities . . . . .       (107.4)          (138.1)
                                                                -------          -------

Cash flows from financing activities:
  Additions to debt  . . . . . . . . . . . . . . . . . . .        484.5            108.5
  Reductions of debt . . . . . . . . . . . . . . . . . . .       (256.9)           (53.4)
  Dividends  . . . . . . . . . . . . . . . . . . . . . . .       (101.9)          (101.5)
  Purchase of treasury shares. . . . . . . . . . . . . . .        (19.9)             -
  Activity under stock option and other plans  . . . . . .         14.0             17.3
                                                                -------          -------

          Net cash provided by (used for) financing
             activities  . . . . . . . . . . . . . . . . .        119.8            (29.1)
                                                                -------          -------

Effect of translation on cash and cash equivalents . . . .         (2.1)             5.3
                                                                -------          -------

Decrease in cash and cash equivalents  . . . . . . . . . .          (.1)            (7.0)
Cash and cash equivalents, beginning of period . . . . . .         13.0             17.8
                                                                -------          -------

Cash and cash equivalents, end of period . . . . . . . . .      $  12.9          $  10.8
                                                                =======          =======


(1)    Net of effects of acquisitions, divestitures, and translation.

The accompanying notes are an integral part of these statements, including Notes 4 and 8, which disclose Interest and Taxes Paid and Noncash Investing and Financing Activities.

                            COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

         The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2.  Acquisitions and Divestitures

         During the second half of 1993 and the first two quarters of 1994, the Company completed the following significant transactions: (1) an initial public offering of 90.4% of the stock of Belden Inc. (formerly the Company's Belden wire and cable business, which was included in the Electrical Products segment) closed on October 6, 1993; (2) a spinoff to the Company's Common shareholders of the stock of Gardner Denver Machinery Inc. (formerly the Company's Gardner-Denver Industrial Machinery Division, which was included in the Petroleum & Industrial Equipment segment) was completed on April 15, 1994; and (3) the sale of the Cameron Forged Products Division (which was included in the Petroleum & Industrial Equipment segment) to Wyman-Gordon Company was completed on May 26, 1994. The Cameron Forged Products sale was initially accounted for in September 1993 based on an agreement between Cooper and Wyman-Gordon. Following Wyman-Gordon shareholder approval, the transaction closed on essentially the same terms as the original agreement. The adjustment necessary to reflect the final terms was not material. Each of these transactions is described in further detail in Note 2 of the Notes to Consolidated Financial Statements included in the Company's 1993 Annual Report on Form 10-K.

         The following table sets forth the revenues of each of the businesses that were included in Cooper's consolidated results for the periods indicated:

                                                      Second Quarter                     Six Months
                                                          Ended                            Ended
                                                         June 30,                         June 30,
                                                    ---------------------            --------------------
(millions)                                           1994           1993              1994          1993
                                                    ------         ------            ------        ------

Belden  . . . . . . . . . . . . . .                 $   -          $ 93.9            $   -         $187.2
Gardner Denver  . . . . . . . . . .                    8.0           40.9              46.3          76.2
Cameron Forged Products . . . . . .                     -            35.5                -           71.7

         On Cooper's accounting basis, Belden reported pretax profits of $12.6 million for the three months and $25.2 million for the six months ended June 30, 1993. Gardner Denver and Cameron Forged Products each operated at or near breakeven levels on a Cooper basis during the periods presented above.

         At the Company's Annual Meeting on April 26, 1994, the Company announced its intention to exit the manufacture of large power transformers by the end of 1994. This business has been underperforming in recent years because of deteriorating market conditions and high, fixed overhead costs associated with manufacturing these highly engineered products. In addition, the markets with the best prospects for future growth are outside the U.S., while the Company's large power transformer operations primarily serve the domestic markets. This action is not expected to have a significant impact on the Company's other power equipment product lines, nor is it expected to have a significant impact on the Company's 1994 operating results. The large power transformer product line had approximately $71 million in revenues during 1993 and operated at a loss. An accrual related to the anticipated cost of exiting the large power transformer business was established at the end of 1993, when it was determined that it was probable that management action would be necessary to deal with the lack of a profitable return from this business. The accrual resulted from a rededication of reserves previously established to cover various contingent liabilities that were favorably resolved during the fourth quarter of 1993.

         During the first six months of 1994, the Company completed four small acquisitions and one small divestiture in addition to the divestitures discussed above. All of the acquisitions have been accounted for as purchases and the aggregate cash paid for these businesses was approximately $26 million.

         Cooper acquired the ignition components business of Magneti Marelli of Milano, Italy. Magneti produces diesel glow plugs and spark plugs and is included in the Automotive Products segment. Cooper also acquired three small fuse manufacturers, one in the United Kingdom, one in Mexico and one in the United States. Two of these businesses have been incorporated into the Electrical Products segment and one into the Electrical Power Equipment segment.

         Cooper also completed the sale of a small operation in the Automotive Products segment that was initially acquired as part of the Moog acquisition in 1992.


Note 3.  Changes in Accounting Principles

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 (Accounting for Certain Investments in Debt and Equity Securities). In accordance with the provisions of the new standard, the Company's 9.6% investment in Belden Inc. was written up to a fair market value of $46.6 million at January 1, 1994, with an offsetting adjustment to shareholders' equity of $20.5 million, net of taxes. At June 30, 1994, the recorded fair market value of the investment in Belden was $45.6 million and the adjustment to shareholders' equity, net of tax, was $20.0 million. The Company's investment in Wyman-Gordon Company, which is also accounted for as a marketable equity security, is recorded at its fair market value at June 30, 1994 of $101.1 million, with a credit to shareholders' equity, net of tax, of $14.2 million for the unrealized gain. Although the sale of both stocks is restricted for a period of time, the Company has certain registration rights with respect to these stocks.

Note 4.  Interest and Taxes Paid

         Total interest paid during the first six months of 1994 and 1993 amounted to $50.4 million and $58.6 million, respectively. Cash payments for income taxes during the first six months of 1994 and 1993 amounted to $150.5 million and $92.1 million, respectively.



Note 5.  Inventories

                                                                       June 30,             December 31,
                                                                        1994                   1993
                                                                    -------------          ------------
(millions)

Raw materials . . . . . . . . . . . . . . .                            $  338.4               $  323.7
Work-in-process . . . . . . . . . . . . . .                               379.1                  353.0
Finished goods  . . . . . . . . . . . . . .                               794.1                  725.4
Perishable tooling and supplies . . . . . .                                59.8                   57.0
                                                                       --------               --------

                                                                        1,571.4                1,459.1

Less allowances (primarily LIFO
  reserves) . . . . . . . . . . . . . . . .                              (206.7)                (211.9)
                                                                       --------               --------

                                                                       $1,364.7               $1,247.2
                                                                       ========               ========

Note 6.  Long-Term Debt

         At June 30, 1994, $1,216 million of commercial paper and bank loans were reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the twelve-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

         During 1994, the Company reduced the amount of its U.S. committed credit facilities from $1.76 billion to $1.56 billion at June 30, 1994. Of this total, $1.25 billion expire in 1997 and $310 million expire in 1995.

Note 7.  Additional Common Stock Sold to Employee Stock Ownership Plan

         During the first quarter of 1994, the Company sold an additional 1,590,156 shares of Common stock to its employee stock ownership plan (ESOP) in exchange for an $82.3 million note payable by the ESOP to the Company. This loan is eliminated for accounting purposes.

Note 8.  Noncash Investing and Financing Activities

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
(millions)                                                                      1994                1993
                                                                               ------              ------

Increase (decrease) in net assets:

  Employee stock ownership plan:
    Principal payments and difference between
      Company expense and cash contribution  . . .                             $ 30.2              $ 14.0
    Unearned ESOP compensation . . . . . . . . . .                              (82.3)                  -

  Common stock issued for:
    Employee stock ownership plan  . . . . . . . .                               82.3                   -
    Executive restricted stock incentive plan  . .                                 .4                   -
    Acquisitions . . . . . . . . . . . . . . . . .                                  -                  .3

  Unrealized gain on investments, net of tax:
    Adoption of SFAS No. 115 . . . . . . . . . . .                               20.5                   -
    Change in unrealized value of investment in
      Belden Inc.  . . . . . . . . . . . . . . . .                                (.5)                  -
    Investment in Wyman-Gordon Company . . . . . .                               14.2                   -

  Distribution of stock in Gardner Denver
    Machinery Inc. . . . . . . . . . . . . . . . .                             (152.9)                  -

  $1.60 Convertible Exchangeable Preferred
    stock issued for conversions of 7%
    debentures . . . . . . . . . . . . . . . . . .                                3.4                 2.9

Note 9.  Industry Segment Revenues

                                              Second Quarter Ended                    Six Months Ended
                                                    June 30,                              June 30,
                                           ---------------------------           ----------------------------
                                             1994               1993               1994                1993
                                           --------           --------           --------            --------
(millions)

Electrical Products . . . . .              $  345.4           $  405.2           $  657.0            $  797.4

Electrical Power
  Equipment . . . . . . . . .                 165.3              152.2              309.0               287.4

Tools & Hardware  . . . . . .                 229.4              205.1              428.4               388.6

Automotive Products . . . . .                 424.5              435.6              800.7               834.0

Petroleum & Industrial
  Equipment . . . . . . . . .                 299.4              412.6              578.1               769.0

Other . . . . . . . . . . . .                   9.6                1.0               17.3                 6.5
                                           --------           --------           --------            --------

                                           $1,473.6           $1,611.7           $2,790.5            $3,082.9
                                           ========           ========           ========            ========

Note 10. Income Per Common Share

         Primary and fully diluted income per Common share is computed based on the following information:

                                                      Second Quarter                     Six Months
                                                          Ended                            Ended
                                                         June 30,                         June 30,
                                                    --------------------             --------------------
(millions)                                           1994           1993 (1)          1994          1993
                                                    ------         ------            ------        ------

PRIMARY:

  Net income . . . . . . . . . . .                  $ 83.6         $102.9            $132.0        $166.0

  Dividends applicable to $1.60
    Convertible Exchangeable
    Preferred stock  . . . . . . .                   (13.3)         (13.2)            (26.6)        (26.5)
                                                    ------         ------            ------        ------

                                                    $ 70.3         $ 89.7            $105.4        $139.5
                                                    ======         ======            ======        ======

  Average Common shares and
    Common share equivalents . . .                   114.2          114.0             114.3         114.0
                                                    ======         ======            ======        ======


FULLY DILUTED:

  Net income  . . . . . .. . . . .                  $ 83.6         $102.9            $132.0        $166.0

  Dividends applicable to $1.60
    Convertible Exchangeable
    Preferred stock  . . . . . . .                   (13.3)            -              (26.6)        (26.5)
                                                    ------         ------            ------        ------
                                                    $ 70.3         $102.9            $105.4        $139.5
                                                    ======         ======            ======        ======

  Average Common shares and
    Common share equivalents . . .                   114.2          114.1             114.3         114.0

  Shares issuable on conversion
    of $1.60 Convertible
    Exchangeable Preferred
    stock . . . . . . . . . . . . .                     -            18.2                -             -

  Shares issuable on conversion
    of 7% debentures . . . . . . .                      -              .1                -             -
                                                    ------         ------            ------        ------

                                                     114.2          132.4             114.3         114.0
                                                    ======         ======            ======        ======


(1) Because the conversion of the Convertible Exchangeable Preferred stock and the 7% debentures to Common is dilutive, the Preferred dividends are not deducted in this computation. The interest on the debentures is not material.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations:

Second Quarter Ended June 30, 1994 Compared With Second Quarter Ended June 30, 1993

         Net income for the second quarter of 1994 declined 19% to $83.6 million on revenues of $1.47 billion, compared with 1993 net income of $102.9 million on revenues of $1.61 billion. Fully diluted share earnings for the quarter declined 21% to 62 cents per share from 78 cents per share in 1993.

         The largest single factor affecting consolidated earnings continues to be the impact of depressed worldwide petroleum equipment markets. This factor more than offset the effects of improvements in the domestic economy, particularly growth in industrial and construction markets, and lower interest expense.

Revenues:

         Revenues declined 9% from $1.61 billion to $1.47 billion compared with the second quarter of last year. Higher revenues from the ongoing operations of all business segments except Petroleum & Industrial Equipment were more than offset by the declines caused by the absence of revenues of several businesses that have been divested and lower revenues from the ongoing businesses in the Petroleum & Industrial Equipment segment due to the continued worldwide decline in drilling and production equipment demand. The divestitures include the Belden wire and cable business in the Electrical Products segment, the Cameron Forged Products and Gardner-Denver Industrial Machinery businesses in the Petroleum & Industrial Equipment segment and two small operations in the Automotive Products segment. The discussion of each segment's revenues in the paragraphs that follow relates to the performance of the segment's ongoing operations (i.e., for computation of quarter-to-quarter changes, all numbers have been adjusted to exclude divested businesses). See Note 2 of the Notes to Consolidated Financial Statements included under Item 1. for further information.

         The Tools & Hardware segment reported a 12% increase in revenues compared with the second quarter of 1993. Sales of assembly equipment and portable tools continued to benefit from strength in the North American automotive market. Hand tool sales reflected strong demand from volume retail and hardware markets. European demand for the Company's hand and air-powered tools appears to be recovering, although the impact at present is moderate. While home sales and housing turnover have helped some parts of the window treatments business, competitive industry conditions have eroded performance of this product line.

         Revenues in the Electrical Products segment improved 11% over 1993. The growing domestic economy prompted a strong increase in sales of lighting products. The combination of several successful product introductions, recent product-line acquisitions and modest improvements in industrial production and housing construction also generated higher sales of electrical circuit protection equipment.

         Revenues increased 9% in the Electrical Power Equipment segment reflecting strong residential housing activity. Higher spending by utilities on maintenance and efficiency products led to higher sales of distribution transformers, transformer components and power management products. These improvements more than offset the effects of the Company's decision to exit the large power transformer business, which resulted in a significant decline in sales of these products.

         The Automotive Products segment reported a 3% increase in revenues from the second quarter of last year. This increase was caused by improved domestic sales of wipers, spark plugs and automotive lighting to original equipment manufacturers as a result of the continued rise in new car production activity and higher sales of temperature control products resulting from hot summer weather. These effects were partially offset by competitive pricing in the domestic automotive aftermarket, weakness in the European market for replacement parts and disruptions from business consolidation activities.

          Revenues from the Petroleum & Industrial Equipment segment's ongoing operations fell 13% from the second quarter of 1993 due to lower shipments of petroleum equipment compared with prior-year levels. Shipments of compressors and large wellhead equipment to the international petroleum market declined significantly from the prior year. Incoming orders for petroleum equipment are below last year's levels, reflecting the oil industry's response to lower oil prices during the past nine months.

Operating Income:

         Consolidated income before interest and taxes declined from $200.3 million in the second quarter of 1993 to $167.9 million for the 1994 quarter. This 16% decline was primarily due to the effects on earnings of the depressed petroleum equipment markets. This, plus the general weakness in some international markets, more than offset the impact of the moderate growth of the U.S. economy. The absence of the results of the Belden wire and cable business ($12.6 million in 1993) also had a negative influence on the quarter-to-quarter performance. The other divestitures discussed above did not significantly affect the comparative performance. The paragraphs below explain the performance of each segment's ongoing operations.

         Operating earnings in the Electrical Products segment improved moderately in the quarter on the strength of the revenue growth discussed above. The gross margin percentage (defined as revenues less cost of sales, as a percentage of revenues) for this segment was slightly lower than the prior-year quarter reflecting a less favorable sales mix, the short-term impact of recent acquisitions and the effects of new product introductions.

         The Electrical Power Equipment segment reported modestly higher earnings compared with the prior period. This increase was primarily due to the improvement in revenues and lower depreciation expense due to the third-quarter 1993 asset write-downs for this segment's power transformer businesses.

         Operating earnings in the Tools & Hardware segment were essentially unchanged from the prior-year quarter. The effects of intense competition in the window coverings markets and the impact of several plant consolidation programs were offset by improvements associated with higher sales of hand and power tools. Cost controls also contributed to an improved percentage of selling and administrative expenses per sales dollar.

         Earnings from the Automotive Products segment declined moderately from last year. The decline was due to the effects of competitive market price levels and the near-term effects of several business consolidation actions.

         The Petroleum & Industrial Equipment segment experienced significantly depressed operating earnings resulting from the revenue declines discussed above. Additionally, margins for valves and wellhead equipment continued to be well below the prior year's levels as the effects of the revenue decline exceeded the Company's plans to reduce costs in the near term, while retaining the ability to participate in the next cyclical upturn for this industry.

Interest and Taxes:

         Consolidated interest expense was $21.5 million in the current-year quarter, a decline of 16% from the $25.7 million in the second quarter of 1993. The lower interest expense was primarily due to lower debt levels, which more than offset the effects of slightly higher rates compared with the second quarter of last year.

         The effective tax rate (income tax expense as a percentage of income before taxes) increased from 41.1% to 42.9% in the current quarter. This increase is partially attributable to the higher domestic statutory rate enacted in the second half of 1993. In addition, nondeductible items, such as goodwill amortization, have a greater effect on the rate calculation due to the lower projected earnings for 1994.

Six Months Ended June 30, 1994 Compared With Six Months Ended June 30, 1993

         Net income for the six-month period ended June 30, 1994 declined 20% to $132.0 million from $166.0 million in the same period of 1993. Revenues decreased from $3.08 billion in 1993 to $2.79 billion in 1994. Fully diluted share earnings for the period declined 25% to 92 cents per share from $1.22 per share in 1993. The earnings decline for the six months was caused by the same factors discussed in the quarter-to-quarter comparison above.

Revenues:

         Revenues declined 9% to $2.79 billion, compared with first-half revenues of $3.08 billion in 1993. This decline in revenues was due to the same factors discussed in the quarter comparison above. The discussion of each segment's revenues in the paragraphs that follow relates to the performance of the segment's ongoing operations. See Note 2 of the Notes to Consolidated Financial Statements included under Item 1. for further information.

         The Tools & Hardware segment reported a 10% increase in revenues compared with the first half of 1993. Sales of hand and power tools continued to benefit from strength in residential construction activity and industrial production. Recent product-line acquisitions also aided the comparison. These improvements were offset by soft demand in international markets compared with the prior year and by weak demand and competitive market conditions in window coverings markets.

         Revenues in the Electrical Products segment improved 8% over the first six months of 1993. Modest improvements in industrial production and housing construction promoted sales growth of fuses and lighting fixtures. Several successful product introductions and product-line acquisitions also enhanced the performance versus the prior year.

         Revenues also increased 8% in the Electrical Power Equipment segment. Improvement in neighborhood development activity and higher spending by utilities on maintenance and efficiency products led to higher sales of distribution transformers, transformer components and power management products. These improvements were partially offset by the effects of the Company's decision to exit the large power transformer business, which resulted in lower sales of large power products compared with the 1993 period.

         Revenues for the Automotive Products segment increased 1% compared with the first two quarters of 1993. Higher domestic sales to original equipment manufacturers was spurred by the continued rise in automotive production activity. This improvement was essentially offset by weak demand for spark plugs and wiper products in European and Latin American markets and competitive pricing in the domestic automotive aftermarket.

          Revenues from the Petroleum & Industrial Equipment segment's ongoing operations fell 14% from 1993 due to lower shipments of petroleum equipment compared with prior-year levels. Shipments of compressors and large wellhead equipment to the international petroleum market declined, reflecting soft demand caused by the oil and gas industry's response to lower oil prices and the impact of delays in several major gas compression projects worldwide.

Operating Income:

         Consolidated income before interest and taxes declined $60.3 million to $273.6 million for the first half of 1994. This decline reflected the same factors that caused the quarter-to-quarter performance, as discussed above.
The absence of the results of the Belden wire and cable business ($25.2 million in 1993) also had a negative influence on performance. The other divestitures discussed above did not significantly affect the comparative performance. The paragraphs below explain the performance of each segment's ongoing operations.

         The Electrical Power Equipment segment reported moderately higher earnings compared with the prior-year period. This increase was primarily due to the improvement in revenues, coupled with lower depreciation expense as discussed in the quarter-to-quarter comparison. Industry pricing for distribution transformers appears to have stabilized, but remained weak and resulted in a lower gross margin percentage compared with the prior period. Selling and administrative expenses as a percentage of revenues remained unchanged compared with the prior year.

         Operating earnings in the Tools & Hardware segment increased modestly due to the higher revenues and to cost controls that resulted in an improved percentage of selling and administrative expenses per sales dollar. This segment continued to focus on facility rationalization and integration of recent acquisitions.

         Operating earnings in the Electrical Products segment were flat compared with 1993. The favorable effects of the higher sales were essentially offset during the six months by the short-term impact of two recent acquisitions, increased overhead costs to support several product promotions and the inclusion in 1993 of income from employee benefit plan changes that do not recur in 1994. These factors had a negative effect on the segment's gross margin percentage and on selling and administrative expenses as a percentage of revenues.

         Earnings from the Automotive Products segment declined moderately compared with the first six months of 1993. The decline was due to the effects of lower revenues, adverse industry pricing conditions in aftermarket brakes and the near-term effects of several business consolidation actions. As a result, the gross margin percentage declined slightly.

         The earnings of the Petroleum & Industrial Equipment segment declined significantly from the prior-year period. This decrease was caused by the revenue decline and the same factors discussed in the quarter comparison.

Interest and Taxes:

         Consolidated interest expense was $42.4 million in the first six months of 1994, a decline of 19% from the $52.2 million in the same period of 1993. The decrease was primarily attributable to lower debt levels compared with the first half of last year as discussed in the quarter-to-quarter comparison.

         The effective tax rate (income tax expense as a percentage of income before taxes) increased from 41.1% to 42.9% for the period. This increase reflects the same factors discussed in the quarter-to-quarter comparison.

Financial Position and Liquidity & Capital Resources:

         Cooper's "operating working capital" (defined as receivables and inventories less accounts payable and accrued liabilities, excluding the effects of acquisitions, divestitures, and foreign currency translation) increased $169.3 million during the first six months of 1994. Higher inventories and lower accounts payable and accrued liabilities were the primary contributors to the increase. The higher inventory levels related to inventory build-ups to improve customer service levels, support various plant consolidations and distribution realignments, as well as the normal build-up of costs associated with several large compression and power projects. The decrease in accounts payable and accrued liabilities was the result of normal operating activities, including spending with respect to the management programs instituted in the third quarters of 1992 and 1993.

         "Other" under current assets declined $58.1 million from the prior year end, due primarily to utilization of certain prepaid medical and dental amounts and the sale of a small Automotive Products operation that had been carried in other current assets as a business held for sale. "Accrued income taxes" declined $101.9 million from December 31, 1993 primarily because of the payment of the tax with respect to the gain on the 1993 sale of Belden, which was not due until the first quarter of 1994. "Net assets of businesses held for disposition" declined to zero reflecting the distribution of the stock of Gardner Denver Machinery Inc. to Cooper's Common shareholders and the completion of the sale of Cameron Forged Products to Wyman-Gordon Company during the second quarter (see Note 2 of the Notes to Consolidated Financial Statements under Item 1.). "Deferred income taxes, investments and other assets" increased $70.6 million primarily as a result of recording, at fair market value, the Company's investment in the common stock of Wyman-Gordon Company received in connection with the sale of Cameron Forged Products, and the write-up of the investment in Belden Inc. to its fair market value. A $34.2 million (net of tax) credit to shareholders' equity was recorded for the unrealized gain associated with these investments (see Note 3 of the Notes to Consolidated Financial Statements under Item 1. for more information). The remaining increases and decreases in the components of the Company's financial position reflect normal operating activities.

         In October 1993, the Company's Board of Directors approved a common stock repurchase program to provide shares for existing employee stock purchase, option and incentive plans; for the Company's Dividend Reinvestment and Stock Purchase Plan; and for anticipated conversions of its $1.60 Convertible Exchangeable Preferred stock. Through June 30, 1994, approximately 625,000 shares of the Company's Common stock had been repurchased under this program, of which approximately 108,000 shares had been reissued for the various stock option, incentive and dividend repurchase plans.

Backlog:

         Sales backlog, which represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected, was approximately $862 million at June 30, 1994, compared with $869 million at March 31, 1994. A significant decline in the backlog for Electrical Power Equipment, due to the pending exit from the large power transformer business, was offset by increases for the Electrical Products, Tools & Hardware and Automotive Products segments. The backlog for Petroleum & Industrial Equipment was relatively unchanged since March 31, 1994. Sales backlog by segment was as follows:

                                                                            June 30,
(millions)                                                                    1994
                                                                            --------

         Electrical Products  . . . . . . . . . . . . . . . .                $ 87.7
         Electrical Power Equipment . . . . . . . . . . . . .                 153.0
         Tools & Hardware . . . . . . . . . . . . . . . . . .                  63.0
         Automotive Products  . . . . . . . . . . . . . . . .                  66.6
         Petroleum & Industrial Equipment . . . . . . . . . .                 491.6
                                                                             ------
                                                                             $861.9
                                                                             ======

Other:

         As further discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company announced at its Annual Meeting its intention to exit the manufacture of large power transformers by the end of 1994. This action, which affects only one of the Company's approximately 160 manufacturing locations and approximately 775 of the Company's 49,500 employees, is not expected to have a significant impact on the Company's liquidity or its 1994 operating results.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         As previously reported, in March 1993, the Wisconsin Department of Natural Resources (DNR) alleged violations by the Company's Pewaukee, Wisconsin plant of air pollution control regulations concerning organic compound emissions from two coating lines and a rotary tumble coater. In April 1994, the Company and the State of Wisconsin entered into a settlement agreement under which the Company agreed to test changes in processes and coating materials to lower the amount of emissions and to cause the facility to be in compliance no later than April 1996. The Company also agreed to pay a civil penalty of $128,712 and $127 per day during the implementation of the compliance schedule. The settlement was approved by the Circuit Court for Waukesha County in April 1994. To date, the Company has paid civil penalties of $144,769, including the per diem penalty of $127.


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on April 26, 1994 in Houston, Texas. Two proposals were submitted by shareholders as described in the Company's Proxy Statement dated March 18, 1994 and were voted upon at the meeting. Following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

         1.      Shareholder Proposal regarding endorsement of the CERES
                 Principles:

                   Votes For:                                          6,120,767
                   Votes Against:                                     80,085,080
                   Abstain:                                            6,398,643

         2. Shareholder Proposal regarding adoption of a policy for doing business in Mexico:

                   Votes For:                                          4,897,595
                   Votes Against:                                     79,449,968
                   Abstain:                                            8,256,927

         Neither proposal received sufficient votes to pass.

Item 6(b).  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Cooper Industries, Inc.
                                           ---------------------------------
                                                     (Registrant)



Date       July 29, 1994                       /s/ D. Bradley McWilliams
     ------------------------------        ---------------------------------
                                           D. Bradley McWilliams
                                           Vice President, Finance
                                              and authorized to sign on behalf
                                              of the Registrant




Date       July 29, 1994                       /s/ Joseph D. Chamberlain
     ------------------------------        ---------------------------------
                                           Joseph D. Chamberlain
                                           Controller, Accounting and
                                              Chief Accounting Officer