Form 10-Q
period 1994-09-30
COOPER INDUSTRIES INC
filed 1994-11-14
CIK 24454

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______


Commission File Number                       1-1175
                       ---------------------------------------------------------

                           Cooper Industries, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Ohio                                        31-4156620
- --------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


      1001 Fannin, Suite 4000                           Houston, Texas 77002
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                (713) 739-5400
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .
    -----     -----

Number of shares outstanding of issuer's common stock as of October 31, 1994 was 115,432,298.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS

                                                               Third Quarter Ended
                                                                   September 30,
                                                            -------------------------
(millions except per share data)                              1994             1993
                                                            --------         --------
                                                                            (restated)
(unaudited)
REVENUES . . . . . . . . . . . . . . . . . . . . . .        $1,136.4         $1,232.7

COSTS AND EXPENSES

Cost of sales  . . . . . . . . . . . . . . . . . . .           749.7            825.6
Depreciation and amortization  . . . . . . . . . . .            50.2             49.2
Selling and administrative expenses. . . . . . . . .           190.0            197.7
Interest expense . . . . . . . . . . . . . . . . . .            18.8             21.0
Nonoperating gain from 1993 IPO of
  Belden Inc.  . . . . . . . . . . . . . . . . . . .             -             (273.8)
Nonrecurring expense . . . . . . . . . . . . . . . .             -              273.8
                                                            --------         --------

                                                             1,008.7          1,093.5
                                                            --------         --------
  Income from continuing operations before
    income taxes . . . . . . . . . . . . .                     127.7            139.2

Income taxes . . . . . . . . . . . . . . . . . . . .            51.9             55.9
                                                            --------         --------

Income from continuing operations  . . . . . . . . .            75.8             83.3
Income (loss) from discontinued operations . . . . .            (0.2)            15.6
Write-down of discontinued operations  . . . . . . .          (313.0)             -
                                                            --------         --------

Net income (loss)  . . . . . . . . . . . . . . . . .          (237.4)            98.9

Preferred dividends  . . . . . . . . . . . . . . . .            13.3             13.3
                                                            --------         --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK . . . .        $ (250.7)        $   85.6
                                                            ========         ========

INCOME (LOSS) PER COMMON SHARE:

Primary:
  Continuing operations  . . . . . . . . . . . . . .        $   0.55         $   0.61
  Discontinued operations  . . . . . . . . . . . . .           (2.75)            0.14
                                                            --------         --------
  Net income (loss)  . . . . . . . . . . . . . . . .        $  (2.20)        $   0.75
                                                            ========         ========

Fully Diluted:
  Continuing operations  . . . . . . . . . . . . . .        $   0.55         $   0.61
  Discontinued operations  . . . . . . . . . . . . .           (2.75)            0.14
                                                            --------         --------
  Net income (loss)  . . . . . . . . . . . . . . . .        $  (2.20)        $   0.75
                                                            ========         ========

DIVIDENDS PER COMMON SHARE . . . . . . . . . . . . .        $   0.33         $   0.33
                                                            ========         ========

The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                 Nine Months Ended
                                                                   September 30,
                                                           ----------------------------
(millions except per share data)                             1994                1993
                                                           --------            --------
                                                                              (restated)
(unaudited)
REVENUES . . . . . . . . . . . . . . . . . . . . . .       $3,348.1            $3,617.2

COSTS AND EXPENSES

Cost of sales  . . . . . . . . . . . . . . . . . . .        2,211.6             2,404.5
Depreciation and amortization  . . . . . . . . . . .          146.7               166.9
Selling and administrative expenses. . . . . . . . .          581.4               605.4
Interest expense . . . . . . . . . . . . . . . . . .           51.9                64.0
Nonoperating gain from 1993 IPO of
  Belden Inc.  . . . . . . . . . . . . . . . . . . .            -                (273.8)
Nonrecurring expense . . . . . . . . . . . . . . . .            -                 273.8
                                                           --------            --------

                                                            2,991.6             3,240.8
                                                           --------            --------
  Income from continuing operations before
    income taxes . . . . . . . . . . . . . . . . . .          356.5               376.4

Income taxes . . . . . . . . . . . . . . . . . . . .          149.2               152.6
                                                           --------            --------

Income from continuing operations  . . . . . . . . .          207.3               223.8
Income from discontinued operations  . . . . . . . .            0.3                41.1
Write-down of discontinued operations. . . . . . . .         (313.0)                -
                                                           --------            --------

Net income (loss)  . . . . . . . . . . . . . . . . .         (105.4)              264.9

Preferred dividends  . . . . . . . . . . . . . . . .           39.9                39.8
                                                           --------            --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK . . . .       $ (145.3)           $  225.1
                                                           ========            ========

INCOME (LOSS) PER COMMON SHARE:

Primary:
  Continuing operations  . . . . . . . . . . . . . .       $   1.47            $   1.61
  Discontinued operations  . . . . . . . . . . . . .          (2.74)               0.36
                                                           --------            --------
  Net income (loss)  . . . . . . . . . . . . . . . .       $  (1.27)           $   1.97
                                                           ========            ========

Fully Diluted:
  Continuing operations  . . . . . . . . . . . . . .       $   1.47            $   1.61
  Discontinued operations  . . . . . . . . . . . . .          (2.74)               0.36
                                                           --------            --------
  Net income (loss)  . . . . . . . . . . . . . . . .       $  (1.27)           $   1.97
                                                           ========            ========

DIVIDENDS PER COMMON SHARE:

  Cash . . . . . . . . . . . . . . . . . . . . . . .       $   0.99            $   0.99
  Stock of Gardner Denver Machinery Inc. . . . . . .       $  1.321                 -

The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                        September 30,            December 31,
(millions)                                                  1994                     1993
                                                        -------------            ------------
                                                         (unaudited)              (restated)
ASSETS

Cash and cash equivalents . . . . . . . . . . . .          $   13.6                $   13.0
Receivables . . . . . . . . . . . . . . . . . . .             872.7                   801.3
Inventories . . . . . . . . . . . . . . . . . . .           1,017.9                   904.2
Other . . . . . . . . . . . . . . . . . . . . . .             114.2                   198.2
                                                           --------                --------
  Total current assets. . . . . . . . . . . . . .           2,018.4                 1,916.7
                                                           --------                --------

Net assets of Cameron Forged Products . . . . . .               -                      74.9
Net assets of discontinued operations . . . . . .             646.4                 1,061.8
Plant and equipment, at cost, less accumulated
  depreciation of $943.6 and $874.6 . . . . . . .           1,158.0                 1,115.9
Intangibles, less accumulated amortization  . . .           1,933.0                 1,946.4
Deferred income taxes, investments and
  other assets  . . . . . . . . . . . . . . . . .             308.6                   239.7
                                                           --------                --------

    TOTAL ASSETS  . . . . . . . . . . . . . . . .          $6,064.4                $6,355.4
                                                           ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt . . . . . . . . . . . . . . . . .          $   94.5                $   99.7
Accounts payable and accrued liabilities  . . . .           1,004.7                 1,036.2
Accrued income taxes  . . . . . . . . . . . . . .              10.5                   107.1
Current maturities of long-term debt  . . . . . .              10.2                   157.8
                                                           --------                --------
  Total current liabilities . . . . . . . . . . .           1,119.9                 1,400.8
                                                           --------                --------

Long-term debt  . . . . . . . . . . . . . . . . .           1,254.6                   883.4
Postretirement benefits other than pensions . . .             632.7                   634.5
Other long-term liabilities . . . . . . . . . . .             363.1                   433.4
                                                           --------                --------

    Total Liabilities . . . . . . . . . . . . . .           3,370.3                 3,352.1
                                                           --------                --------

$1.60 Convertible Exchangeable Preferred stock  .              33.3                    33.2
Common stock  . . . . . . . . . . . . . . . . . .             579.6                   571.3
Capital in excess of par value  . . . . . . . . .           1,199.4                 1,122.1
Retained earnings . . . . . . . . . . . . . . . .           1,116.9                 1,526.5
Unearned employee stock ownership plan
  compensation  . . . . . . . . . . . . . . . . .            (164.1)                 (125.2)
Minimum pension liability . . . . . . . . . . . .             (73.5)                  (73.6)
Translation component . . . . . . . . . . . . . .             (14.6)                  (47.1)
Common stock held in treasury, at cost  . . . . .             (18.5)                   (3.9)
Unrealized gain on investments, net of taxes  . .              35.6                     -
                                                           --------                --------

    Total Shareholders' Equity  . . . . . . . . .           2,694.1                 3,003.3
                                                           --------                --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . .          $6,064.4                $6,355.4
                                                           ========                ========

The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 -------------------------
(millions)                                                         1994             1993
                                                                 --------         --------
Cash flows from operating activities:
  Net income (loss) .  . . . . . . . . . . . . . . . . . .       $(105.4)         $ 264.9
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . .         129.9            153.0
      Amortization . . . . . . . . . . . . . . . . . . . .          71.1             76.6
      Increase in deferred income taxes (1)  . . . . . . .          33.9             36.0
      Write-down of discontinued operations  . . . . . . .         313.0              -
      Nonoperating gain from 1993 IPO of Belden Inc. . . .           -             (164.3)
      Nonrecurring expense . . . . . . . . . . . . . . . .           -              164.3
      Changes in assets and liabilities: (1)
        Receivables  . . . . . . . . . . . . . . . . . . .         (12.5)           (93.9)
        Inventories  . . . . . . . . . . . . . . . . . . .        (122.3)            35.4
        Accounts payable and accrued liabilities . . . . .        (107.8)          (105.2)
        Accrued income taxes . . . . . . . . . . . . . . .        (100.7)            25.3
        Other assets and liabilities, net  . . . . . . . .           6.8             21.4
                                                                 -------          -------

          Net cash provided by operating activities  . . .         106.0            413.5
                                                                 -------          -------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .        (192.7)          (205.1)
  Proceeds from sales of plant and equipment . . . . . . .          26.1             21.5
  Net cash from acquisitions and divestitures  . . . . . .           1.2            (59.5)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .           0.1             (0.7)
                                                                 -------          -------

          Net cash used for investing activities . . . . .        (165.3)          (243.8)
                                                                 -------          -------

Cash flows from financing activities:
  Additions to debt  . . . . . . . . . . . . . . . . . . .         484.8            167.8
  Reductions of debt . . . . . . . . . . . . . . . . . . .        (267.8)          (204.7)
  Dividends  . . . . . . . . . . . . . . . . . . . . . . .        (154.4)          (152.4)
  Purchase of treasury shares. . . . . . . . . . . . . . .         (19.9)             -
  Activity under stock option and other plans  . . . . . .          19.8              8.8
                                                                 -------          -------

          Net cash provided by (used for) financing
             activities  . . . . . . . . . . . . . . . . .          62.5           (180.5)
                                                                 -------          -------

Effect of translation on cash and cash equivalents . . . .          (2.6)             3.2
                                                                 -------          -------

Increase (decrease) in cash and cash equivalents   . . . .           0.6             (7.6)
Cash and cash equivalents, beginning of period . . . . . .          13.0             17.8
                                                                 -------          -------

Cash and cash equivalents, end of period . . . . . . . . .       $  13.6          $  10.2
                                                                 =======          =======


(1) Net of effects of acquisitions, divestitures, translation and nonrecurring income and expense items.

The statement of cash flows has been prepared for the Company's continuing and discontinued operations before the September 30, 1994 reclassification of the net assets of discontinued operations and before restatement of the December 31, 1993 balance sheet. Accordingly, the cash flows reflected above represent the cash flows of both continuing and discontinued operations. The accompanying notes are an integral part of these statements, including the notes captioned "Interest and Taxes Paid" and "Noncash Investing and Financing Activities."

                            COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

         The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 before any restatement has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments (see Notes 2 and 4), necessary for a fair presentation of the financial information for the periods indicated, have been included.



Note 2.  Discontinued Operations

         Following a special Board of Directors meeting in mid-September 1994, the Company announced its decision to establish its petroleum and industrial equipment business as an independent, publicly traded company through an exchange offer with Cooper's Common shareholders. Based on an exchange ratio that will be determined prior to the commencement of the exchange offer, Cooper's Common shareholders will be offered an opportunity to exchange some or all of their Cooper Common stock for common stock of the newly formed company, which will be called Cooper Cameron Corporation (Cooper Cameron). The exchange is expected to be on a tax-free basis.

         Because the transaction is being structured as an exchange of shares, accounting rules required Cooper to charge its earnings for the difference between the estimated fair market value of Cooper Cameron's equity and the historical cost of the net assets of Cooper Cameron as reflected on Cooper's consolidated financial statements. This charge, which amounted to $313 million net of applicable taxes of $7.9 million ($2.74 per share), was recorded against Cooper's third quarter 1994 reported earnings under the caption "Write-down of discontinued operations." The charge, as required by the rules pertaining to a "discontinued segment of a business," was computed as of the September 30, 1994 "measurement date" and included the estimated loss from the operations of the business during the period from the measurement date until May 15, 1995, as well as the estimated costs associated with separating Cooper Cameron from Cooper. The Company currently estimates that the exchange offer will be completed during the second quarter of 1995.

         The operations that will comprise Cooper Cameron include Cooper Energy Services, headquartered in Mount Vernon, Ohio; Cooper Oil Tool, headquartered in Houston, Texas; Cooper Turbocompressor, headquartered in Buffalo, New York; and Wheeling Machine Products, located in Pine Bluff, Arkansas. These businesses, along with Gardner Denver Machinery Inc., Cameron Forged Products, Gardner Denver Mining & Construction, Martin Decker and Funk Manufacturing, constituted all of the significant operations that at one time or another were included in the Petroleum & Industrial Equipment segment. Starting in 1989 with the sale of Funk and ending in the spring of 1994 with the spin-off of Gardner Denver Machinery Inc. and the sale of Cameron Forged Products to Wyman-Gordon Company, all of the operations other than those that will comprise Cooper Cameron have been divested.

         As a consequence of treating this segment as "discontinued", the Company's results of operations for all periods prior to September 30, 1994, as presented herein and when presented elsewhere in the future, will exclude the results of the Petroleum & Industrial Equipment segment from revenues and other components of income from continuing operations. The discontinued segment results prior to the "measurement date" will be presented separately in a single, net-of-tax caption "Income (loss) from discontinued operations." Results under the caption "Net income (loss)" remain unchanged.

         In order to facilitate an understanding of Cooper's continuing operations, the Company has elected to restate the Consolidated Balance Sheet as of December 31, 1993 and the related footnote data as of that date to segregate the net assets of the discontinued operations into the caption "Net assets of discontinued operations."

         As part of the restatement, the indebtedness allocated to the discontinued operations (the $70 million of indebtedness that was assumed by Gardner Denver Machinery Inc. in connection with that spin-off and the $375 million of debt that Cooper expects to include with Cooper Cameron at the time of the exchange offer) has been considered to be fixed and to relate historically to the discontinued operations. As a result, the income from discontinued operations reflects interest expense on $445 million of debt at the relevant Cooper interest rate during each period presented. The interest rates utilized are the actual rates for borrowings specifically identifiable with the respective businesses, with Cooper's average cost of commercial paper borrowing applied to the residual. Actual cash provided by or utilized in the discontinued operations, including the payment by Cooper of all U.S. Federal, foreign and state and local income taxes related to the discontinued operations, was provided by or used in Cooper's continuing operations such that the indebtedness of the discontinued operations remains constant from year to year.

         In the course of restating information for 1993 in order to separate the continuing and discontinued operations and to reflect better information regarding certain items originally recorded on an estimated basis, the offset to the $274-million Belden gain (see Note 2 of the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report on Form 10-K) and a year-end reserve reclassification have been realigned as between continuing and discontinued operations. As a result, $65 million has been utilized to cover the loss, as finally determined, for the sale of Cameron Forged Products; $126 million relates to reserves with respect to productivity and consolidation programs, including the accrual related to exiting the large power transformer business; $65 million relates to the reduction in the depreciable value of the machinery and equipment and other fixed assets related to the production of transformers; and $18 million relates to a reduction in the carrying value of the Company's in-house developed software associated with continuing operations. The management programs for the discontinued operations, which have been scaled back pending completion of the exchange offer, and software reductions related to the discontinued operations reflect the utilization of reserves for which the previous requirements were resolved in the fourth quarter of 1993.

         Revenues for the discontinued operations during the nine months ended September 30, 1994, including revenues from Gardner Denver Machinery Inc. through April 15, 1994, amounted to $861.2 million compared with $1,058.1 million in 1993, which included Gardner Denver Machinery Inc. for the entire nine-month period. Revenues included in discontinued operations related to Gardner Denver Machinery Inc. amounted to $46.3 million in 1994 and $114.1 million in 1993.

Note 3.  Accounting Policies

         The following is an expansion of the Company's policy with respect to Intangibles as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         The carrying value of the Company's goodwill is reviewed at least annually or whenever there are indications that the goodwill may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows over the remaining amortization periods, the carrying value of the goodwill will be reduced by the estimated shortfall in cash flows. The 1994 review did not indicate any impairment.

         For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.



Note 4.  Acquisitions and Divestitures

         In addition to the transaction discussed in Note 2, during the second half of 1993 and the first half of 1994, the Company completed the following significant transactions: (1) an initial public offering of 90.4% of the stock of Belden Inc. (formerly the Company's Belden wire and cable business, which was included in the Electrical Products segment) closed on October 6, 1993;
(2) a spinoff to the Company's Common shareholders of the stock of Gardner Denver Machinery Inc. (formerly the Company's Gardner-Denver Industrial Machinery Division, which has been included in the amounts with respect to discontinued operations) was completed on April 15, 1994; and (3) the sale of the Cameron Forged Products Division to Wyman-Gordon Company was completed on May 26, 1994. Each of these transactions is described in further detail in
Note 2 of the Notes to Consolidated Financial Statements included in the Company's 1993 Annual Report on Form 10-K.

         The following table sets forth the revenues of Belden and Cameron Forged Products that were included in Cooper's continuing operations for the periods indicated:

                                                        Third Quarter                      Nine Months
                                                            Ended                             Ended
                                                         September 30,                    September 30,
                                                    -----------------------          ----------------------
(millions)                                            1994           1993              1994          1993
                                                    --------       --------          --------      --------
Belden  . . . . . . . . . . . . . .                 $   -          $ 92.6            $   -         $  279.8
Cameron Forged Products . . . . . .                     -            38.1                -            109.8

         On Cooper's accounting basis, Belden reported pretax profits of $14.3 million for the three months and $39.5 million for the nine months ended September 30, 1993. Cameron Forged Products operated at or near breakeven levels on a Cooper basis during the periods presented above.

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

         During the first nine months of 1994, the Company completed four small acquisitions and one small divestiture in addition to the divestitures discussed above. All of the acquisitions have been accounted for as purchases and the aggregate cash paid for these businesses was approximately $26 million.

         Cooper acquired the ignition components business of Magneti Marelli of Milan, Italy. Magneti produces diesel glow plugs and spark plugs and is included in the Automotive Products segment. Cooper also acquired three small fuse manufacturers, one in the United Kingdom, one in Mexico and one in the United States. These businesses have been incorporated into the Electrical Products segment.

         Cooper also completed the sale of a small operation in the Automotive Products segment that was initially acquired as part of the Moog acquisition in 1992.



Note 5.  Changes in Accounting Principles

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 (Accounting for Certain Investments in Debt and Equity Securities). In accordance with the provisions of the new standard, the Company's 9.6% investment in Belden Inc. was written up to a fair market value of $46.6 million at January 1, 1994, with an offsetting adjustment to shareholders' equity of $20.5 million, net of taxes. At September 30, 1994, the recorded fair market value of the investment in Belden was $52.2 million and the adjustment to shareholders' equity, net of tax, was $23.9 million. The Company's investment in Wyman-Gordon Company, which is also accounted for as a marketable equity security, is recorded at its fair market value at September 30, 1994 of $96.9 million, with a credit to shareholders' equity, net of tax, of $11.7 million for the unrealized gain. Although the sale of both stocks is restricted for a period of time, the Company has certain registration rights with respect to these stocks.



Note 6.  Interest and Taxes Paid

         Total interest paid during the first nine months of 1994 and 1993 amounted to $80.4 million and $90.4 million, respectively. Cash payments for income taxes during the first nine months of 1994 and 1993 amounted to $197.4 million and $119.0 million, respectively.

Note 7.  Inventories

                                                  September 30,          December 31,
                                                      1994                   1993
                                                  -------------          ------------
(millions)                                                                (restated)
Raw materials . . . . . . . . . . . . . . .          $  281.4               $  264.7
Work-in-process . . . . . . . . . . . . . .             218.8                  200.6
Finished goods  . . . . . . . . . . . . . .             567.7                  488.1
Perishable tooling and supplies . . . . . .              56.9                   53.1
                                                     --------               --------

                                                      1,124.8                1,006.5

Less allowances (primarily LIFO
  reserves) . . . . . . . . . . . . . . . .            (106.9)                (102.3)
                                                     --------               --------

                                                     $1,017.9               $  904.2
                                                     ========               ========




Note 8.  Long-Term Debt

         At September 30, 1994, approximately $1.2 billion of commercial paper and bank loans (including amounts allocated to discontinued operations) were reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the twelve-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities. A total of $375 million of indebtedness at September 30, 1994 and $445 million at December 31, 1993 was allocated to the discontinued operations.

         In mid-1994, the Company established a new U.S. committed credit facility totaling $600 million that expires in 1995. This facility replaced $510 million of U.S. committed credit facilities that the Company canceled during 1994. At September 30, 1994, the Company had U.S. committed credit facilities of $1,250 million that expire in 1997 and $600 million that expire in 1995. The Company also had Pounds Sterling facilities totaling 25 million Pounds Sterling that expire in 1996 and 30 million Pounds Sterling that expire in 1995.



Note 9.  Additional Common Stock Sold to Employee Stock Ownership Plan

         During the first quarter of 1994, the Company sold an additional 1,590,156 shares of Common stock to its employee stock ownership plan (ESOP) in exchange for an $82.3 million note payable by the ESOP to the Company. This loan is eliminated for accounting purposes.

Note 10.  Noncash Investing and Financing Activities

                                                                Nine Months Ended
                                                                  September 30,
                                                           --------------------------
(millions)                                                  1994                1993
                                                           ------              ------
Increase (decrease) in net assets:

  Employee stock ownership plan:
    Principal payments and difference between
      Company expense and cash contribution  . . .         $ 43.4              $ 20.6
    Unearned ESOP compensation . . . . . . . . . .          (82.3)                 -

  Common stock issued for:
    Employee stock ownership plan  . . . . . . . .           82.3                23.6
    Executive restricted stock incentive plan  . .             .4                  -
    Acquisitions . . . . . . . . . . . . . . . . .             -                   .3

  Unrealized gain on investments, net of tax:
    Adoption of SFAS No. 115 . . . . . . . . . . .           20.5                  -
    Change in unrealized value of investment in
      Belden Inc.  . . . . . . . . . . . . . . . .            3.4                  -
    Investment in Wyman-Gordon Company . . . . . .           11.7                  -

  Distribution of stock in Gardner Denver
    Machinery Inc. . . . . . . . . . . . . . . . .         (152.9)                 -

  $1.60 Convertible Exchangeable Preferred
    stock issued for conversions of 7%
    debentures . . . . . . . . . . . . . . . . . .            3.5                 2.9


Note 11.  Industry Segment Revenues

                                              Third Quarter Ended                     Nine Months Ended
                                                 September 30,                          September 30,
                                           ---------------------------           ---------------------------
                                             1994               1993               1994                1993
                                           --------           --------           --------            --------
(millions)
Electrical Products . . . . .              $  522.1           $  577.4           $1,488.1            $1,662.2

Tools & Hardware  . . . . . .                 222.8              202.8              651.2               591.4

Automotive Products . . . . .                 381.7              414.0            1,182.4             1,248.1

Other . . . . . . . . . . . .                   9.8               38.5               26.4               115.5
                                           --------           --------           --------            --------

                                           $1,136.4           $1,232.7           $3,348.1            $3,617.2
                                           ========           ========           ========            ========

         The Electrical Power Equipment segment has been included with the Electrical Products segment, reflecting the manner in which the business is managed and reported to the Company's Board of Directors. The 1993 revenues related to Cameron Forged Products, which has not been treated as part of the discontinued operations because of Cooper's ongoing interest in Wyman-Gordon Company, have been included in Other above.

Note 12. Income (Loss) Per Common Share

         Primary and fully diluted income (loss) per Common share is computed based on the following information:

                                            Third Quarter                    Nine Months
                                                Ended                           Ended
                                             September 30,                   September 30,
                                        ----------------------           --------------------
(millions)                               1994           1993              1994          1993
                                        -------        -------           -------       ------
  Income from continuing
    operations . . . . . . . . . .      $  75.8        $  83.3           $ 207.3       $223.8

  Dividends applicable to $1.60
    Convertible Exchangeable
    Preferred stock  . . . . . . .        (13.3)         (13.3)            (39.9)       (39.8)
                                        -------        -------           -------       ------

  Income from continuing operations
    applicable to Common stock . .         62.5           70.0             167.4        184.0
  Income from discontinued
    operations . . . . . . . . . .         (0.2)          15.6               0.3         41.1
  Write-down of discontinued
    operations . . . . . . . . . .       (313.0)           -              (313.0)         -
                                        -------        -------           -------       ------

                                        $(250.7)       $  85.6           $(145.3)      $225.1
                                        =======        =======           =======       ======

Average Common share and
  Common share equivalents . . . .        114.1          114.3             114.2        114.1
                                        =======        =======           =======       ======

Note 13.  Quarterly Financial Information

         The following table provides restated quarterly information for the first two quarters of 1994 and 1993.

                                                             Quarterly Period
                                         --------------------------------------------------------
                                           First          Second          First           Second
                                           1994            1994           1993             1993
                                         --------        --------       --------         --------
Revenues  . . . . . . . . . . . . .      $1,037.8        $1,173.9       $1,150.3         $1,234.2
Gross margin  . . . . . . . . . . .         345.5           404.3          380.6            425.0
Income from continuing operations .          52.2            79.3           56.8             83.7
Discontinued operations . . . . . .          (3.8)            4.3            6.3             19.2
Net income  . . . . . . . . . . . .          48.4            83.6           63.1            102.9
Net income applicable to Common . .          35.1            70.3           49.8             89.7

Income (loss) per Common share:

     Primary:
          Continuing operations . .         $0.34           $0.58          $0.38            $0.62
          Discontinued operations .         (0.03)           0.04           0.06             0.17
                                            -----           -----          -----            -----
               Net income . . . . .         $0.31           $0.62          $0.44            $0.79
                                            =====           =====          =====            =====

     Fully diluted:
          Continuing operations . .         $0.34           $0.58          $0.38            $0.63
          Discontinued operations .         (0.03)           0.04           0.06             0.15
                                            -----           -----          -----            -----
               Net income . . . . .         $0.31           $0.62          $0.44            $0.78
                                            =====           =====          =====            =====

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations:

Third Quarter Ended September 30, 1994 Compared With Third Quarter Ended September 30, 1993

         Income from continuing operations for the third quarter of 1994 declined 9% to $75.8 million (55 cents per fully diluted share) on revenues of $1.14 billion, compared with restated 1993 income from continuing operations of $83.3 million (61 cents per fully diluted share) on revenues of $1.23 billion. The third quarter of 1993's results included net-of-tax earnings of $8.6 million, or 8 cents per share, and revenues of $92.6 million from the Company's former Belden operations. Excluding the impact of Belden, the Company benefited from further expansion of the domestic economy, a modest recovery in some of its major international markets and lower interest expense. All comparative 1993 amounts have been restated to separate the Company's Petroleum & Industrial Equipment segment as a discontinued operation, except for the Cameron Forged Products Division that was sold to Wyman-Gordon Company in May 1994. See Notes 2 and 4 of the Notes to Consolidated Financial Statements under Item 1. for further information. In addition, the Electrical Power Equipment segment has been combined with the Electrical Products segment.

         Net income for the third quarter included a loss from the discontinued Petroleum & Industrial Equipment businesses of $0.2 million and a $313-million, noncash, net-of-tax earnings charge for the estimated loss on the disposition of the segment (see Note 2 of the Notes to Consolidated Financial Statements under Item 1. for further information). Including the earnings charge and the results of the discontinued segment, the Company posted a third-quarter net loss of $237.4 million, or $2.20 per share. Third-quarter 1993 net income was $98.9 million, or 75 cents per share, which included $15.6 million of income from the discontinued operations. The income from the discontinued operations declined because of the impact of depressed worldwide petroleum equipment markets.


Revenues:

         Revenues from continuing operations declined 8% from a restated $1.23 billion in the third quarter of last year to $1.14 billion for the current year quarter. Excluding the effects of several 1993 and early-1994 divestitures, revenues were up about 6%. The divestitures include the Belden wire and cable business in the Electrical Products segment, two small operations in the Automotive Products segment and the Cameron Forged Products business, which is included in Other corporate revenues in the restated 1993 period (see Note 11 of the Notes to Consolidated Financial Statements under Item 1.). The discussion of each segment's revenues in the paragraphs that follow relates to the performance of the segment's ongoing operations (i.e., for computation of quarter-to-quarter changes, all numbers have been adjusted to exclude divested businesses). See Notes 2 and 4 of the Notes to Consolidated Financial Statements included under Item 1. for further information.

         The Tools & Hardware segment reported a 10% increase in revenues compared with the third quarter of 1993. The continued strength in residential construction activity and industrial production has been beneficial to domestic hand tool, power tool and drapery hardware operations. European demand for the Company's hand and air-powered tools also appears to be recovering, although the impact at present is moderate. While home sales and housing turnover have helped some parts of the window treatments business, competitive industry conditions have eroded performance of this product line.

         The Electrical Products segment continues to benefit from relatively steady demand for maintenance, repair and renovation needs. As a result, revenues improved 8% over the third quarter of 1993. The growing domestic economy led to strength in industrial production and commercial and residential construction and prompted sales growth for lighting fixtures and electrical circuit protection equipment. The combination of several successful product introductions and recent product-line acquisitions also added to revenue growth during the quarter.

         Revenues in the Automotive Products segment were flat compared with the third quarter of last year. Domestic sales of wipers, spark plugs and automotive lighting to original equipment manufacturers (OEMs) have risen as a result of the continued strength in new car production activity. The hot summer weather also contributed to improved demand for temperature control products. European OEM and aftermarket demand has also exhibited signs of recovery, but remains at relatively low levels. These effects were partially offset by competitive pricing in the domestic automotive aftermarket and disruptions from business consolidation activities.


Operating Income:

         Income from continuing operations before interest and taxes declined from $160.2 million in the restated third quarter of 1993 to $146.5 million for the 1994 quarter. Excluding $14.3 million of operating income from the Belden operations in 1993, earnings were flat as the moderate growth of the U.S. economy was essentially offset by the general weakness in some international markets. The other divestitures discussed above did not significantly affect the comparative earnings performance. The paragraphs below explain the performance of each segment's ongoing operations.

         Operating earnings in the Tools & Hardware segment were up moderately from the prior-year quarter. Earnings were favorably affected by the effects of sales improvements for domestic hand and power tools, which more than offset the effects of competitive market conditions for the window treatment products and the impact of several plant consolidation programs. Cost controls also contributed to an improved gross margin percentage (defined as revenues less cost of sales, as a percentage of revenues).

         Operating earnings in the Electrical Products segment declined modestly from the third quarter of 1993. The ongoing closure of the large power transformer plant, competitive conditions in some markets and the temporary effects of consolidation actions had a negative impact on earnings. In addition the gross margin percentage for this segment was slightly lower than the prior-year quarter because of a less favorable sales mix. Benefits from the introduction of new products, strategic acquisitions and cost realignments partially offset the earnings downturn.

         Earnings from the Automotive Products segment declined moderately from last year. The decline was due to the effects of competitive market price levels and the near-term effects of several business consolidation actions.

Interest and Taxes:

         Interest expense was $18.8 million in the current-year quarter, a decline of 10% from the $21.0 million in the third quarter of 1993. The lower interest expense was due to lower debt levels during the current quarter than during the third quarter of last year, which more than offset the effects of slightly higher rates in the current year.

         The effective tax rate for continuing operations (income tax expense as a percentage of income from continuing operations before income taxes) increased to 40.6% from 40.2% in the prior-year quarter. See the nine-month discussion for explanation, which applies to both the nine-month and third-quarter comparisons.


Nine Months Ended September 30, 1994 Compared With Nine Months Ended September 30, 1993

         Income from continuing operations was $207.3 million, or $1.47 per share, compared with restated income from continuing operations of $223.8 million, or $1.61 per share, in 1993. Year-to-date revenues for the nine-month period were $3.35 billion, compared with $3.62 billion in the comparable 1993 period. The 1993 period included after-tax earnings of $23.7 million (or 21 cents per share) and revenues of $279.8 million related to the Belden operations. Excluding the impact of Belden, the earnings improvement for the nine months was caused by the same factors discussed in the quarter-to-quarter comparison above.

         For the nine-month period, the net loss, after the $313-million earnings charge discussed in the quarterly comparison above, was $105.4 million, or $1.27 per share. The Company reported net income of $264.9 million, or $1.97 per share, in the 1993 period.


Revenues:

         Revenues from continuing operations declined 7% to $3.35 billion, compared with restated nine-month revenues of $3.62 billion in 1993. Excluding the effects of the divestitures noted above, revenues were up 6%.
The discussion of each segment's revenues in the paragraphs that follow relates to the performance of the segment's ongoing operations. See Notes 2 and 4 of the Notes to Consolidated Financial Statements included under Item 1. for further information.

         The Tools & Hardware segment reported a 10% increase in revenues compared with the first nine months of 1993. Sales of hand and power tools continued to benefit from strength in residential construction activity and industrial production. Recent product-line acquisitions also aided the comparison. Demand in international markets also improved slightly compared with the prior year. Weak demand and competitive conditions in window coverings markets continued to provide a partial offset to these factors.

         Revenues in the Electrical Products segment improved 8% over the first three quarters of 1993. Modest improvements in industrial production and housing construction promoted sales growth of fuses and lighting fixtures. Several successful product introductions and product-line acquisitions also enhanced the performance versus the prior year.

         Revenues for the Automotive Products segment were essentially unchanged compared with the first nine months of 1993. Higher domestic sales to original equipment manufacturers were spurred by the continued rise in automotive production activity. The hot summer weather also led to improved sales of temperature control products. This improvement was essentially offset by weak demand for spark plugs and wiper products in European and Latin American markets and competitive pricing in the domestic automotive aftermarket.


Operating Income:

         Income from continuing operations before interest and taxes declined 7% to $408.4 million for the first nine months of 1994, compared with $440.4 million in 1993. Excluding $39.5 million of operating income from the Belden wire and cable business included in 1993's period, the Company experienced a modest improvement, reflecting the same factors that caused the quarter-to-quarter performance as discussed above. The other divestitures discussed above did not significantly affect the comparative performance. The paragraphs below explain the performance of each segment's ongoing operations.

         Operating earnings in the Tools & Hardware segment increased moderately due to the higher revenues and to cost controls that resulted in an improved percentage of selling and administrative expenses per sales dollar. This segment continued to focus on facility rationalization and integration of recent acquisitions.

         Operating earnings in the Electrical Products segment were flat compared with 1993. The favorable effects of the higher sales were essentially offset by the short-term impact of facility consolidations, competitive conditions in some markets, increased overhead costs to support several product promotions and the inclusion in 1993 of income from employee benefit plan changes that do not recur in 1994. These factors had a negative effect on the comparative gross margin percentage and on selling and administrative expenses as a percentage of revenues.

         Earnings from the Automotive Products segment declined moderately compared with the first nine months of 1993. The decline was due to the effects of adverse industry pricing conditions in aftermarket brakes and the near-term effects of several business consolidation actions. As a result, the gross margin percentage declined slightly.

Interest and Taxes:

         Interest expense was $51.9 million in the first nine months of 1994, compared with $64.0 million in the comparable 1993 period. The decrease was attributable to lower debt levels compared with the 1993 nine-month period as discussed in the quarter-to-quarter comparison.

         The effective tax rate for continuing operations (income tax expense as a percentage of income from continuing operations before income taxes) was 41.9%, compared with 40.5% for the first nine months of 1993. This 1.4-percentage-point increase is primarily attributable to the change in the U.S. Federal tax rate from 34% to 35%, which entered into the effective rate calculation beginning in the third quarter of 1993. In 1993, the rate increase was offset by a credit related to adjusting the deferred tax balances for the rate change, while in 1994 there is no such offset.

Financial Position and Liquidity & Capital Resources:

         "Operating working capital" for Cooper's continuing operations (defined as receivables and inventories less accounts payable and accrued liabilities, excluding the initial effects of acquisitions, divestitures and foreign currency translation) increased $216.9 million during the first nine months of 1994. Receivables and inventories increased and accounts payable and accrued liabilities decreased in generating the additional working capital. Receivables increased primarily in the Automotive Products segment, while the higher inventory levels related to inventory build-ups to improve customer service levels and temporary increases to support various plant consolidations and distribution realignments throughout the company. The decrease in accounts payable and accrued liabilities was the result of normal operating activities, including spending with respect to a series of management programs commencing in the third quarter of 1992. While the current levels of operating working capital do not, in management's judgment, act to seriously constrain the Company's overall liquidity or capital resources, they do represent an area of opportunity for significant future reductions. Realization of these reductions is a matter that will be receiving increased levels of management attention.

         "Other" under current assets declined $84.0 million from the prior year end, due primarily to utilization of certain prepaid medical and dental amounts and the sale of a small Automotive Products operation that had been carried in other current assets as a business held for sale. "Net assets of Cameron Forged Products" declined from a restated $74.9 million to zero on the completion of the sale of Cameron Forged Products Company to Wyman-Gordon Company during the second quarter of 1994. "Net assets of discontinued operations" declined from $1,161.8 million to $646.4 million reflecting the distribution of the stock of Gardner Denver Machinery Inc. to Cooper's Common shareholders and the write-down of the Petroleum & Industrial Equipment segment to fair market value (see Notes 2 and 4 of the Notes to Consolidated Financial Statements under Item 1.). "Deferred income taxes, investments and other assets" increased $68.9 million primarily as a result of recording, at fair market value, the Company's investment in the common stock of Wyman-Gordon Company received in connection with the sale of Cameron Forged Products, and the write-up of the investment in Belden Inc. to its fair market value. A $35.6 million (net of tax) credit is included in shareholders' equity for the unrealized gain associated with these investments (see Note 5 of the Notes to Consolidated Financial Statements under Item 1. for more information).
"Accrued income taxes" declined $96.6 million from December 31, 1993 primarily because of the payment of the tax with respect to the gain on the 1993 sale of Belden, which was not due until the first quarter of 1994. "Other long-term liabilities" decreased $70.3 million due to reclassifications of items that have become current to accounts payable and accrued liabilities. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activities.

         In spite of the increase in operating working capital, the Company generated operating cash flows of $106.0 million and proceeds from sales of plant and equipment of $26.1 million, which allowed the funding of capital expenditures of $192.7 million and dividends of $154.4 million with an increase in indebtedness of $217.0 million.

         As discussed further in Note 2 of the Notes to the Consolidated Financial Statements included under Item 1., the Company is in the process of establishing its petroleum and industrial equipment business as an independent, publicly traded company (Cooper Cameron Corporation). This process is expected to be completed during the second quarter of 1995. At that time, the Company will no longer benefit from or be the source of cash flows for the businesses being split-off. In years prior to 1994, the businesses that will comprise Cooper Cameron have generated significant earnings and cash flows from those earnings, however, the majority of these cash flows were utilized within such businesses to fund internal working capital requirements, capital additions, major reorganizations and business realignments. In the first nine months of 1994, the petroleum and industrial equipment businesses had a small cash utilization. Cooper does not believe that the exchange offer will have an adverse effect on its financial position, liquidity or access to capital resources.

         In October 1993, the Company's Board of Directors approved a common stock repurchase program to provide shares for existing employee stock purchase, option and incentive plans; for the Company's Dividend Reinvestment and Stock Purchase Plan; and for anticipated conversions of its $1.60 Convertible Exchangeable Preferred stock. Through September 30, 1994, approximately 625,000 shares of the Company's Common stock had been repurchased under this program, of which approximately 126,000 shares had been reissued for the various stock option, incentive and dividend repurchase plans.

Earnings Outlook:

         The Company's outlook for the year remains relatively unchanged. Excluding the impact of separating the Petroleum & Industrial Equipment operations, the Company expects earnings from continuing operations to be about five percent lower than last year's earnings. On a restated basis, Cooper's 1993 share earnings from continuing operations were $2.15, including a 22-cent contribution from the divested Belden Division.

Backlog:

         Sales backlog, which represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected, was approximately $375 million for continuing operations at September 30, 1994, compared with $370 million at June 30, 1994. Sales backlog by segment was as follows:

                                                                          September 30,
(millions)                                                                    1994
                                                                          -------------
         Electrical Products  . . . . . . . . . . . . . . . .                $232.5
         Tools & Hardware . . . . . . . . . . . . . . . . . .                  68.6
         Automotive Products  . . . . . . . . . . . . . . . .                  73.9
                                                                             ------

                                                                             $375.0
                                                                             ======

                          PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K:

      (a).  Exhibits
            The following document is included as an Exhibit to this
                report as required by the Securities and Exchange Commission.

            27. Financial Data Schedule for the quarter ended September
                  30, 1994.

      (b).  Reports on Form 8-K

         The Company filed a Form 8-K on September 19, 1994 in order to file with the Securities and Exchange Commission press releases dated that date announcing the Company's decision to establish its petroleum and industrial equipment business as an independent, publicly traded company through an exchange offer with its Common shareholders and the creation of an Office of the Chairman.


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Cooper Industries, Inc.
                                             (Registrant)



Date       November 14, 1994            /s/ D. Bradley McWilliams
                                        D. Bradley McWilliams
                                        Vice President, Finance
                                          and authorized to sign
                                          on behalf of the Registrant




Date       November 14, 1994            /s/ Joseph D. Chamberlain
                                        Joseph D. Chamberlain
                                        Controller, Accounting and
                                          Chief Accounting Officer

                           EXHIBIT  INDEX

  Exhibit No.

      27.       Financial Data Schedule for the quarter ended September
                  30, 1994.