Form 10-K405
COOPER INDUSTRIES INC
filed 1995-03-31
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

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

Securities registered pursuant to Section 12(b) of the Act:


                                             Name of Each Exchange
      Title of Each Class                    on Which Registered
      -------------------                    --------------------
  Common Stock, $5 par value                 The New York Stock Exchange
                                             The Pacific Stock Exchange

  7.05% Convertible Subordinated
   Debentures due 2015                       The New York Stock Exchange

  Rights to Purchase Preferred Stock         The New York Stock Exchange
                                             The Pacific Stock Exchange

  7% Convertible Subordinated
   Debentures due 2012                       The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate value of the registrant's voting stock held by non-affiliates of the registrant as of March 1, 1995 was $4,581,930,189.

        Number of shares outstanding of registrant's Common Stock as of
                          March 1, 1995 - 117,033,140

                     DOCUMENTS INCORPORATED BY REFERENCE

Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1995 (Part I - Item 1, Part II - Items 6, 7 and 8, Part III - Items 10, 11 and 12 and Part IV - Item 14(a)(1))

                                     PART I


ITEM 1. BUSINESS; ITEM 2. PROPERTIES

                                    GENERAL

         The terms "Cooper" or "Company" refer to the registrant, Cooper Industries, Inc. Cooper was incorporated under the laws of the State of Ohio on January 8, 1919.

         The Company's continuing businesses operate in three business segments: Electrical Products, Tools & Hardware and Automotive Products. During 1994, the Company combined its Electrical Products and Electrical Power Equipment segments. In addition, from September 30, 1994 (and by restatement of all prior periods) the Company is accounting for its Petroleum & Industrial Equipment segment as a discontinued operation. See "Discontinued Operations" below. The discussion of the Company's business under Items 1 and 2 hereof includes only the Company's continuing operations.

         Cooper manufactures, markets and sells its products and provides services throughout the world, operating facilities in 24 countries and currently employing approximately 40,800 people. On December 31, 1994, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 30,615,000 square feet of space, of which approximately 85% was owned and 15% leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Cooper believes its facilities are adequate and suitable for its current and anticipated level of operations. Certain equipment and production facilities have been financed by industrial revenue or pollution control bonds issued by local government authorities and are subject to security arrangements customary in such financings.

                                                                                                 Square Footage of
                                           Number and Nature of Facilities                     Plants and Facilities
                          Number of        -------------------------------                     ---------------------
         Segment          Employees    Manufacturing    Warehouse     Sales      Other         Owned        Leased
         -------          ---------    -------------    ---------     -----      -----         -----        ------
 Electrical Products       14,700           42              10         82          1         10,196,000     1,156,000

 Tools & Hardware          10,200           35              27          7          2          8,015,000       899,000

 Automotive Products       15,600           48              13         20          7          7,663,000     2,483,000

 Other                        300           --              --         --          1             --           203,000
                           ------          ---             ---        ---        ---         ----------     ---------
 Total                     40,800          125              50        109         11         25,874,000     4,741,000





                                                   Manufacturing Plant Locations
                                                   -----------------------------
                                                                                              Europe
                                     United                              South     United     (Other
      Segment                        States     Canada        Mexico    America    Kingdom    Than UK)    Australia    Other
      -------                        ------     ------        ------    -------    -------    --------    ---------    -----
 Electrical Products                 29            2              5        --         3           1            1         1

 Tools & Hardware                    22            1             --         2         1           7            2        --

 Automotive Products                 31            3              4         1         1           6            1         1
                                     --           --             --        --        --          --           --        --

 Total                               82            6              9         3         5          14            4         2

         Operations in the United States are conducted by unincorporated divisions and subsidiaries of the Company, organized by the three business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of all segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through the Company's three business segments. As a result of these international operations, sales and distribution networks are maintained throughout most of the industrialized world. Cooper believes that there are generally no substantial differences in the business risks associated with these international operations compared with domestic activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers, restrictions on foreign exchange and currency fluctuations. Cooper's operations in Mexico, as well as its exports to Mexico, are subject to the current economic situation in that country. In 1994, Cooper's earnings in Mexico accounted for less than 10% of the Company's consolidated earnings. While Cooper expects its earnings in Mexico for 1995 to decline because of the current economic situation in that country, the decline is not expected to be material to Cooper's consolidated earnings for the year, absent further deterioration in such situation. Exhibit
21.0 is a list of Cooper's subsidiaries.

         Data with respect to Cooper's industry segments, domestic and international operations and export sales is contained in Note 16 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-35 through A-37 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders. A discussion of acquisitions and divestitures is included in Notes 1, 3 and 5 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-18 through A-19, A-20 through A-21 and A-22 through A-23 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.

         With its three business segments, Cooper serves four major markets: industrial, construction, electrical power and automotive. Markets for Cooper's products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper believes that it is among the leading manufacturers in the world of nonpower hand tools, industrial power tools, chain products, drapery hardware and window coverings, automotive and heavy-duty brake products, automotive lamps, wire sets, spark plugs, wiper blades, steering, suspension, driveline and temperature control products, aviation ignition components, primary electrical power equipment, hazardous duty electrical equipment, lighting fixtures and fuses.

         Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 1994, approximately $26.3 million was spent for research and development activities as compared with approximately $29.8 million in 1993 and $28.9 million in 1992. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

         Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 1995. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees and such compliance is not material to the business or financial condition of Cooper. For additional information concerning accruals for environmental liabilities of the Company, see Notes 2 and 8 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-19 through A-20 and A-24 through A-25 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.

         Approximately 58% of the United States hourly production work force of Cooper is employed in 70 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 42% of the hourly production employees exist with 34 bargaining units at 35 operations in the United States and with various unions at 41 international operations. During 1994, new agreements were concluded covering hourly production employees at 12 operations in the United States. Cooper believes its current relations with employees are excellent.

         Sales backlog at December 31, 1994 was approximately $350 million (all of which is for delivery during 1995) compared with backlog of approximately $368 million at December 31, 1993 (including approximately $63 million relative to the Company's large power transformer business).

         The following describes the business conducted by each of the Company's business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth on the table at the end of this Item 1. Information concerning market conditions, as well as information concerning revenues, earnings and results of operations for each segment is incorporated herein by reference to pages A-1 through A-11 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.

                              Electrical Products

         The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, enclosures, plugs, receptacles, lighting fixtures and fuses, for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and industries for primary electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arrestors, pole-line hardware and other related power systems components.

         The principal raw material requirements include copper, tin, lead, plastics, insulating materials, pig iron, aluminum ingots, steel, aluminum and brass. These raw materials are available from and supplied by numerous sources located in the United States and abroad.

         Demand for Electrical Products follows general economic conditions and is generally sensitive to activity in the construction market, industrial production levels and spending by utilities for replacements, expansions and efficiency improvements. The segment's product lines are marketed directly to original equipment manufacturers and utilities and through major distributor chains and thousands of independent distributors to a variety of end users.

         As of the end of 1994, the Company had substantially completed its exit from the large power transformer business.

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

                              Automotive Products

         The Automotive Products segment manufactures, markets and sells automotive and heavy-duty brakes, automotive lights, wire and cable, spark plugs, windshield wipers, steering, suspension, driveline and temperature control products and other products for the automotive aftermarket; lights, spark plugs, ignition coils and windshield wipers for original equipment manufacturers; and aviation ignition components.

         The principal raw material requirements include steel, iron, nickel, glass, aluminum, aluminum oxide, zinc, copper, rubber, plastic and chemicals. The materials are available from and supplied by numerous sources in the United States and abroad.

         Demand for automotive aftermarket products has been relatively stable and is driven by the age and number of vehicles on the road, and the number of vehicle miles driven. Demand for automotive products sold to original equipment manufacturers is driven by the number of vehicles produced. The segment's products are sold through distributors and wholesalers to aftermarket outlets and directly to original equipment manufacturers and retailers.

                            Discontinued Operations

         In mid-September 1994, the Company announced its decision to establish its petroleum and industrial equipment business as an independent, publicly-traded company through an exchange offer with Cooper's Common shareholders. The operations that will comprise the new company, which is named Cooper Cameron Corporation, along with several other former operations of Cooper divested during a period starting in 1989 and ending in the spring of 1994 with the spin-off of Gardner Denver Machinery

Inc. and the sale of Cameron Forged Products, previously constituted Cooper's Petroleum & Industrial Equipment segment. From September 30, 1994 and by restatement of all prior periods, the Petroleum & Industrial Equipment segment is being accounted for by Cooper as a discontinued operation. For additional information, see Notes 1 and 3 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-18 through A-19 and A-20 through A-21 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.

             Products, Markets and Distribution Methods by Segment


                    ELECTRICAL PRODUCTS

MAJOR PRODUCTS AND BRANDS

ARROW HART wiring devices.



BUSS and EDISON fuses and accessories.



CROUSE-HINDS explosion-proof and nonexplosion-proof fittings, enclosures, industrial lighting, and plugs and receptacles.

CROUSE-HINDS, LUMARK, MCGRAW-EDISON and EDISON indoor and outdoor lighting fixtures.

FAIL-SAFE vandal-resistant lighting fixtures.

HALO recessed and track lighting fixtures.

KYLE distribution switchgear.


MCGRAW-EDISON distribution transformers, capacitors, voltage regulators, surge arresters, pole-line hardware and related products.

METALUX fluorescent lighting fixtures.

RTE power and distribution transformers, transformer terminations and accessories.


                               TOOLS & HARDWARE

MAJOR PRODUCTS AND BRANDS

APEX screwdriver bits, impact sockets and universal joints.

BUCKEYE, DGD, DOTCO and GARDNER-DENVER power tools and assembly systems.

CAMPBELL chain and fittings.



CRESCENT, DIAMOND and UTICA pliers and wrenches.

DIAMOND farrier tools and horseshoes.

EREM precision cutters and tweezers.

KIRSCH drapery hardware and custom window coverings.

LUFKIN measuring tapes.



NICHOLSON files and saws.

PLUMB hammers.



UNGAR and WELLER soldering equipment.

WELLER torches.

WISS and H.K. PORTER cutting products.

XCELITE screwdrivers and nutdrivers.


                              AUTOMOTIVE PRODUCTS

MAJOR PRODUCTS AND BRANDS

ABEX, LEE, GIBSON AND WAGNER brake components, including friction material, hydraulics, drums, rotors and hardware.

ACI electric motors.


ANCO and CHAMPION windshield wiper products


CHAMPION spark plugs and igniters.


EVERCO and MURRAY heating and air conditioning products.

GENERAL DRIVESHAFT driveline products.

MOOG steering and suspension components.

POWERPATH and BELDEN automotive wire and cable.


PRECISION universal joints.

WAGNER and ZANXX lighting products.

        Products, Markets and Distribution Methods by Segment (Cont'd.)


                              ELECTRICAL PRODUCTS

MAJOR MARKETS

Primary and secondary electrical power transmission and distribution; and residential, commercial and industrial construction.

PRINCIPAL DISTRIBUTION METHODS

Through distributors for use in general construction, plant maintenance, utilities, process and energy applications, shopping centers, parking lots, sports facilities, and data processing and telecommunications systems; through distributors and direct to manufacturers for use in electronic equipment for consumer, industrial, government and military applications; and direct to original equipment manufacturers of appliances, tools, machinery and electronic equipment.


                              TOOLS AND HARDWARE

MAJOR MARKETS

Industrial production and plant maintenance; industrial, commercial and residential construction; professional trades; and home improvement.

PRINCIPAL DISTRIBUTION METHODS

Through distributors to general industry, particularly automotive, appliance and aircraft maintenance; through distributors and wholesalers to hardware stores, home centers, lumber yards, department stores and mass merchandisers; and direct to original equipment manufacturers, home centers, specialty stores, department stores, mass merchandisers and hardware outlets.

                             AUTOMOTIVE PRODUCTS

MAJOR MARKETS

Automotive and heavy-duty vehicle replacement parts distribution; automotive and heavy-duty vehicle original equipment; industrial; and aviation.

PRINCIPAL DISTRIBUTION METHODS

Replacement parts -- to professional service tehnicians and repair garages through warehouse distributors and jobbers; to do-it-yourself customers through warehouse distributors and jobbers, retailers and mass merchandisers; and to national repair shop networks. Original equipment parts -- to original equipment manufacturers and their respective service networks.

Brand names that appear in bold type are registered trademarks of Cooper Industries, Inc., except DGD, Erem, Fail-Safe, General Driveshaft, Lee and McGraw-Edison, which are unregistered trademarks. Belden is a registered trademark of Belden Wire & Cable Company, and Gardner-Denver is a registered trademark of Gardner Denver Machinery Inc. Both trademarks are used by Cooper Industries under license.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, certain of its current officers and directors and one retired officer/director are named in a consolidated class action lawsuit brought in Federal court in Houston on behalf of persons who purchased Cooper stock during the period from February 1, 1993 through January 25, 1994. The complaints appear to allege that the defendants, through certain public statements, misled investors respecting (i) deterioration in certain of the Company's markets and the demand for some of its products, and (ii) the Company's anticipated performance in 1994. On February 6, 1995 the court denied a motion filed by the Company to dismiss the class action. While the ultimate liability, if any, that may result from these lawsuits cannot be determined with certainty at this time, the Company believes that its investigation of the facts to date has not revealed anything to support the plaintiffs' claims. The Company intends to vigorously defend this litigation.

         During November 1992, the Cooper-Bessemer Rotating operation of the Company (now part of discontinued operations) received a letter from the Ohio Attorney General's office alleging violations of the Ohio Right To Know, Toxic Release Inventory reporting requirements. The allegations arise out of an Ohio EPA audit of the facility on April 30, 1992. The State initially proposed a penalty of $212,240. On December 31, 1994, the parties reached an agreement and on February 6, 1995 the court entered a Consent Order. Under the Consent Order, the Company paid fines totaling $47,500 and committed to install two supplemental environmental projects at the facility. If the projects are not completed by February 28 and April 28, 1995, respectively, the Company will be required to pay an additional $21,250 in otherwise "suspended" penalties.

         In March 1993, the Wisconsin Department of Natural Resources (DNR) alleged violations by the Company's Pewaukee, Wisconsin plant of air pollution control regulations concerning organic compound emissions from two coating lines and a rotary tumble coater. In April 1994, the Company and the State of Wisconsin entered into a settlement agreement under which the Company agreed to test changes in processes and coating materials to lower the amount of emissions and to cause the facility to be in compliance no later than April 1996. The Company agreed to pay a civil penalty of $128,712 and $127 per day during the implementation of the compliance schedule. The settlement was approved by the Circuit Court for Waukesha County in April 1994. From April 1994, the Company has paid civil penalties of $179,567, including the per diem penalty of $127. Working closely with the DNR, the Company anticipates completion of the compliance schedule by the end of the third quarter of 1995.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock (symbol - CBE) is listed on the New York Stock Exchange and the Pacific Stock Exchange. Options for the Company's Common Stock are listed on the American Stock Exchange.

         As of March 1, 1995 there were 35,333 record holders of the Company's Common Stock.

         The high and low quarterly sales price for the past two years of the Company's Common Stock, as reported by Dow Jones & Company, Inc., are as follows:


                                                   Quarter
                                 -------------------------------------------
                                   1           2           3           4
                                 -------------------------------------------
1994     High                     $52.25     $38.75      $42.125    $40.375
         Low                       35.875     34.875      35.50      31.625

1993     High                      54.75      51.875      52.875     54.125
         Low                       46.625     45.625      47.25      47.125

Annual cash dividends declared on the Company's Common Stock during 1994 and 1993 were $1.32 a share ($.33 a quarter). On February 14, 1995, the Board of Directors declared a quarterly dividend of $.33 a share, which will be paid April 3, 1995 to shareholders of record on March 1, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 1994. The selected historical financial information for Cooper for the years ended December 31, 1990, 1991, 1992, 1993 and 1994 shown below has been derived from the audited consolidated financial statements of Cooper. This information should be read in conjunction with the consolidated financial statements of Cooper and notes thereto incorporated herein by reference to pages A-12 through A-41 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.


                                                                      Years Ended December 31,
                                                       -----------------------------------------------------------
                                                         1990(1)      1991(1)      1992(1)(2)   1993(1)       1994
                                                        -----        -----        -----        -----        --------
                                                                 (in millions except per share data)
OPERATING DATA

  Revenues                                              $4,570.8     $4,307.6     $4,468.4     $4,776.4     $4,588.0
                                                        --------     --------     --------     --------     --------

  Cost of sales                                          3,031.5      2,862.2      2,969.4      3,163.0      3,026.4
  Depreciation and amortization                            165.3        186.6        211.8        215.9        199.0
  Selling and administrative expenses                      745.5        726.7        759.1        810.6        784.6
  Interest expense                                         170.9        125.4         92.5         80.9         73.3
  Nonoperating gain on 1993 IPO of
    Belden Inc. and other                                      -            -         (6.6)      (273.8)           -
  Nonrecurring expense                                         -            -         50.1        273.8            -
                                                        --------     --------     --------     --------     --------

      Total costs and
        expenses                                         4,113.2      3,900.9      4,076.3      4,270.4      4,083.3
                                                        --------     --------     --------     --------     --------

  Income from continuing operations before
    income taxes and cumulative effect of
    changes in accounting principles                       457.6        406.7        392.1        506.0        504.7
  Income taxes                                            (192.3)      (175.5)      (152.5)      (207.0)      (211.9)
  Income from discontinued operations,
    net of taxes                                            96.1        162.0        121.7         68.1           .3
  Charge for discontinued operations                           -            -            -            -       (313.0)
  Cumulative effect on prior years of
    changes in accounting principles(3)                        -            -       (590.0)           -            -
                                                        --------     --------     --------     --------     --------

        Net Income (Loss)                               $  361.4     $  393.2     $ (228.7)    $  367.1     $  (19.9)
                                                        ========     ========     ========     ========     ========


                                                   (Continued on following page)





___________________
      (1)   Restated to exclude discontinued operations.
      (2) During 1992, Cooper acquired Moog Automotive Group, Inc. in a transaction that was accounted for as a purchase.
      (3) In the first quarter of 1992, Cooper adopted the following accounting standards: SFAS No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions); SFAS No. 109 (Accounting for Income Taxes); SFAS No. 112 (Employers' Accounting for Postemployment Benefits). See Note 4 of the Notes to Consolidated Financial Statements incorporated herein by reference to pages A-21 through A-22 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.
      (4) Excluding $375 million in 1994 and $450 million in 1993 allocated to discontinued operations.

                                                                      Years Ended December 31,
                                                       -----------------------------------------------------------
                                                         1990(1)      1991(1)      1992(1)(2)   1993(1)       1994
                                                        -----        -----        -----        -----        --------
                                                                 (in millions except per share data)
PER SHARE DATA
  Primary -
    Income from continuing operations before
      cumulative effect of changes in accounting
      principles                                        $   1.94     $   1.60     $   1.64     $   2.15     $   2.10
    Income (loss) from discontinued operations               .87         1.44         1.07          .60        (2.74)
    Cumulative effect on prior years of changes
      in accounting principles                                 -            -        (5.19)           -            -
                                                        --------     --------     --------     --------     --------

        Net Income (Loss)                               $   2.81     $   3.04     $  (2.48)    $   2.75     $   (.64)
                                                        ========     ========     ========     ========     ========

  Fully Diluted -
    Income from continuing operations before
      cumulative effect of changes in
      accounting principles                             $   1.94     $   1.60     $   1.64     $   2.15     $   2.10
    Income (loss) from discontinued operations               .87         1.41         1.07          .60        (2.74)
    Cumulative effect on prior years of changes
      in accounting principles                                 -            -        (5.19)           -            -
                                                        --------     --------     --------     --------     --------

        Net Income (Loss)                               $   2.81     $   3.01     $  (2.48)    $   2.75     $   (.64)
                                                        ========     ========     ========     ========     ========

  Average Common Shares Outstanding
    Primary                                                110.8        112.5        113.8        114.2        114.2
    Fully diluted                                          110.9        131.1        113.8        114.2        114.2

BALANCE SHEET DATA

  Total assets                                          $6,019.1     $5,951.1     $6,551.4     $6,361.7     $6,400.7
  Long-term debt(4)                                      1,238.5      1,033.3      1,369.8        883.4      1,361.9
  Shareholders' equity                                   3,042.0      3,319.0      2,862.6      3,009.6      2,741.1

CASH DIVIDENDS PER COMMON SHARE                         $   1.08     $   1.16     $   1.24     $   1.32     $   1.32



___________________
      (1)   Restated to exclude discontinued operations.
      (2) During 1992, Cooper acquired Moog Automotive Group, Inc. in a transaction that was accounted for as a purchase.
      (3) In the first quarter of 1992, Cooper adopted the following accounting standards: SFAS No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions); SFAS No. 109 (Accounting for Income Taxes); SFAS No. 112 (Employers' Accounting for Postemployment Benefits). See Note 4 of the Notes to Consolidated Financial Statements incorporated herein by reference to pages A-21 through A-22 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.
      (4) Excluding $375 million in 1994 and $450 million in 1993 allocated to discontinued operations.



         For additional information concerning the year-to-year comparability of the financial information set forth in the preceding table, see (i) Notes 1 through 5, 10, 11 and 14 of the Notes to Consolidated Financial Statements and
(ii) Management's Discussion and Financial Review, incorporated herein by reference to pages A-1 through A-11, A-18 through A-23, A-26 through A-28, A-29 through A-30 and A-33 through A-34 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference to pages A-1 through A-11 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference to pages A-12 through A-41 of Appendix A to the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to pages 3 through 8 and 9 of the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated by reference to pages 11 through 18 of the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to pages 2 and 10 of the Cooper Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.      Financial Statements and Other Financial Data (incorporated by reference to the pages shown below in Appendix A to the Cooper
                 Proxy Statement for the 1995 Annual Meeting of Shareholders).

                                                                                    Page No.
                                                                                    --------
                 Report of Independent Auditors ...........................           A-12

                 Cooper Industries, Inc. and Subsidiaries:

                          Consolidated Results of Operations for Each of the
                          Three Years in the Period Ended December 31, 1994 ..        A-13

                          Consolidated Balance Sheet as of
                          December 31, 1994 and December 31, 1993 ............        A-14

                          Consolidated Cash Flows for Each of the Three
                          Years in the Period Ended December 31, 1994 ........        A-15

                          Consolidated Changes in Shareholders' Equity for
                          Each of the Three Years in the Period Ended
                          December 31, 1994 ..................................        A-16
                                                                                      through
                                                                                      A-17

                          Notes to Consolidated Financial Statements .........        A-18
                                                                                      through
                                                                                      A-41

                          Management's Discussion and Financial Review .......        A-1
                                                                                      through
                                                                                      A-11

                 Financial information with respect to subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method has not been included since in the aggregate such subsidiaries and investments do not constitute a significant subsidiary.

         2.      Financial Statement Schedules

                 Financial statement schedules are not included in this Form 10-K Annual Report because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

                 4.2 Form of Indenture between Cooper Industries, Inc. and The First National Bank of Chicago, as Trustee, relating to the 7.05% Convertible Subordinated Debentures due 2015 (incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 33-31941).

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

                 10.9 Amended and Restated Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper Industries, Inc. and Cooper Cameron Corporation (incorporated herein by reference to Exhibit 2.1 to Cooper Cameron Corporation Registration Statement No. 33-90288).

                 10.10 Canadian Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper Industries (Canada) Inc. and Cooper Cameron Limited (incorporated herein by reference to Exhibit 2.2 to Cooper Cameron Corporation Registration Statement No. 33-90288).

                 10.11 German Asset Transfer Agreement, dated as of January 1, 1995, by and between Champion Spark Plug GmbH and Cooper Oil Tool GmbH (incorporated herein by reference to Exhibit 2.3 to Cooper Cameron Corporation Registration Statement No. 33-90288).

                 10.12 Norway Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper Oil Tool Norway A/S and Cooper Cameron Norge A/S (incorporated herein by reference to Exhibit 2.4 to Cooper Cameron Corporation Registration Statement No. 33-90288).

                 10.13 Amended and Restated United Kingdom Asset Transfer Agreement, dated as of January 1, 1995, by and among CoopCam (U.K.) Limited, Cooper Cameron (U.K.) Limited and Cooper (Great Britain) Ltd. (incorporated herein by reference to Exhibit 2.5 to Cooper Cameron Corporation Registration Statement No. 33-90288).

                 13.0 Text of Appendix A to Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1995.

                 21.0     List of Cooper Industries, Inc. Subsidiaries.

                 23.0     Consent of Ernst & Young LLP.

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

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on November 23, 1994 to restate selected financial information originally filed under Form 10-K for the year ended December 31, 1993. The restatement, which reflects the separation of "continuing" and "discontinued" operations, was prepared in connection with the Company's decision to establish its petroleum and industrial equipment business as an independent, publicly-traded company through an exchange offer with the holders of the Company's Common Stock. The Form 8-K contains the following financial statements and report:

                 Report of Independent Auditors dated January 24, 1994, except as to Note 1, as to which the date is September 30, 1994

                 Consolidated Results of Operations for Each of the Two Years
                       in the Period Ended December 31, 1993

                 Consolidated Balance Sheet as of December 31, 1993 and
                       December 31, 1992

                 Consolidated Cash Flows for Each of the Two Years in the
                       Period Ended December 31, 1993 (not restated)

                 Consolidated Changes in Shareholders' Equity for Each of the
                       Two Years in the Period Ended December 31, 1993

                 Notes to Consolidated Financial Statements

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COOPER INDUSTRIES, INC.


Date:  March 30, 1995                        By  /s/ ROBERT CIZIK
                                                 (Robert Cizik, Chairman and
                                                   Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                 Title                              Date
    ---------                                 -----                              ----
 /s/ ROBERT CIZIK                  Chairman and Chief Executive              March 30, 1995
--------------------------         Officer (Principal Executive
(Robert Cizik)                     Officer) and Director



 /s/ DEWAIN K. CROSS               Senior Vice President, Finance            March 30, 1995
--------------------------         (Principal Financial Officer)
(Dewain K. Cross)


 /s/ JOSEPH D. CHAMBERLAIN         Controller, Accounting                    March 30, 1995
--------------------------         (Principal Accounting Officer)
(Joseph D. Chamberlain)


 /s/ H. JOHN RILEY, JR.            Director                                  March 30, 1995
--------------------------
(H. John Riley, Jr.)

*WARREN L. BATTS                   Director                                  March 30, 1995
--------------------------
(Warren L. Batts)

*CLIFFORD J. GRUM                  Director                                  March 30, 1995
--------------------------
(Clifford J. Grum)

*CONSTANTINE S. NICANDROS          Director                                  March 30, 1995
--------------------------
(Constantine S. Nicandros)

*SIR RALPH H. ROBINS               Director                                  March 30, 1995
--------------------------
(Sir Ralph H. Robins)

*A. THOMAS YOUNG                   Director                                  March 30, 1995
--------------------------
(A. Thomas Young)


* By  /s/ DIANE K. SCHUMACHER
     -----------------------------------------
     (Diane K. Schumacher, as Attorney-In-Fact
        for each of the persons indicated)

                            Cooper Industries, Inc.

                        1994 Annual Report on Form 10-K

                             Cross Reference Sheet

                                                                  Page Reference
                                             Page Reference       in Incorporated
Item No. in Form 10-K                            in 10-K          Proxy Statement
---------------------                        --------------       ---------------
Item 1.          Business                    3 through 10        A-1 through A-11,
                                                                 A-18 through A-21,
                                                                 A-22 through A-23,
                                                                 A-24 through A-25,
                                                                 A-35 through A-37

Item 2.          Properties                  3 through 10                 -

Item 3.          Legal Proceedings                11                      -

Item 4.          Submission of Matters
                 to a Vote of Security
                 Holders                          11                      -

Item 5.          Market for Registrant's
                 Common Equity and Related
                 Stockholder Matters              12                      -

Item 6.          Selected Financial Data     13 through 14        A-1 through A-41

Item 7.          Management's Discussion
                 and Analysis of Finan-
                 cial Condition and                                  A-1 through
                 Results of Operations            15                    A-11

Item 8.          Financial Statements
                 and Supplementary Data           15              A-12 through A-41

Item 9.          Changes in and Disagree-
                 ments with Accountants
                 on Accounting and
                 Financial Disclosure             15                      -

Item 10.         Directors and Executive
                 Officers of the
                 Registrant                       15               3 through 8, 9

Item 11.         Executive Compensation           15                11 through 18

Item 12.         Security Ownership of
                 Certain Beneficial
                 Owners and Management            15                    2, 10

Item 13.         Certain Relationships
                 and Related Transactions         15                      -

Item 14.         Exhibits, Financial
                 Statement Schedules,                                A-1 through
                 and Reports on Form 8-K     16 through 18              A-41

                              INDEX TO EXHIBITS

               Exhibit
                 No.                          Description
               -------                        -----------

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

                  4.2 Form of Indenture between Cooper Industries, Inc. and The First National Bank of Chicago, as Trustee, relating to the 7.05% Convertible Subordinated Debentures due 2015 (incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 33-31941).

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

                 10.9 Amended and Restated Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper Industries, Inc. and Cooper Cameron Corporation (incorporated herein by reference to Exhibit 2.1 to Cooper Cameron Corporation Registration Statement No. 33-90288).

                 10.10 Canadian Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper Industries (Canada) Inc. and Cooper Cameron Limited (incorporated herein by reference to Exhibit 2.2 to Cooper Cameron Corporation Registration Statement No. 33-90288).

                 10.11 German Asset Transfer Agreement, dated as of January 1, 1995, by and between Champion Spark Plug GmbH and Cooper Oil Tool GmbH (incorporated herein by reference to Exhibit 2.3 to Cooper Cameron Corporation Registration Statement No. 33-90288).


                 10.12 Norway Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper Oil Tool Norway A/S and Cooper Cameron Norge A/S (incorporated herein by reference to Exhibit 2.4 to Cooper Cameron Corporation Registration Statement No. 33-90288).

                 10.13 Amended and Restated United Kingdom Asset Transfer Agreement, dated as of January 1, 1995, by and among CoopCam (U.K.) Limited, Cooper Cameron (U.K.) Limited and Cooper (Great Britain) Ltd. (incorporated herein by reference to Exhibit 2.5 to Cooper Cameron Corporation Registration Statement No. 33-90288).

                 13.0 Text of Appendix A to Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1995.

                 21.0     List of Cooper Industries, Inc. Subsidiaries.

                 23.0     Consent of Ernst & Young LLP.

                 24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.