Form 10-Q
period 1995-03-31
COOPER INDUSTRIES INC
filed 1995-05-15
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

Yes   X    No    .
     ---      ---
Number of shares outstanding of issuer's common stock as of April 28, 1995 was 117,052,397.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              ---------------------------
(millions except per share data)                                                1995                1994
                                                                              --------            --------
REVENUES . . . . . . . . . . . . . . . . . . . . . .                          $1,123.2            $1,037.8
                                                                              --------            --------

COSTS AND EXPENSES

Cost of sales  . . . . . . . . . . . . . . . . . . .                             748.3               692.3
Depreciation and amortization  . . . . . . . . . . .                              51.5                48.0
Selling and administrative expenses  . . . . . . . .                             190.9               189.7
Interest expense . . . . . . . . . . . . . . . . . .                              38.3                16.2
                                                                              --------            --------

                                                                               1,029.0               946.2
                                                                              --------            --------

  Income before income taxes . . . . . . . . . . . .                              94.2                91.6

Income taxes . . . . . . . . . . . . . . . . . . . .                              38.9                39.4
                                                                              --------            --------

Income from continuing operations  . . . . . . . . .                              55.3                52.2

Loss from discontinued operations  . . . . . . . . .                                 -                (3.8)
                                                                              --------            --------

Net income . . . . . . . . . . . . . . . . . . . . .                              55.3                48.4

Preferred dividends  . . . . . . . . . . . . . . . .                                 -                13.3
                                                                              --------            --------

NET INCOME APPLICABLE TO COMMON STOCK  . . . . . . .                          $   55.3            $   35.1
                                                                              --------            --------
                                                                              --------            --------

INCOME PER COMMON SHARE:

Primary:
  Continuing operations . . . . . . . . . . . . . .                           $    .48            $    .34
  Discontinued operations . . . . . . . . . . . . .                                  -                (.03)
                                                                              --------            --------
    Net income  . . . . . . . . . . . . . . . . . .                           $    .48            $    .31
                                                                              --------            --------
                                                                              --------            --------

Fully Diluted:
  Continuing operations . . . . . . . . . . . . . .                           $    .47            $    .34
  Discontinued operations . . . . . . . . . . . . .                                  -                (.03)
                                                                              --------            --------
    Net income  . . . . . . . . . . . . . . . . . .                           $    .47            $    .31
                                                                              --------            --------
                                                                              --------            --------

DIVIDENDS PER COMMON SHARE:

  Cash  . . . . . . . . . . . . . . . . . . . . . .                           $    .33            $    .33
  Stock of Gardner Denver Machinery Inc., at
    equivalent net book value per Cooper
    Common share  . . . . . . . . . . . . . . . . .                           $      -            $  1.302


The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                             March 31,         December 31,
(millions)                                                                     1995                1994
                                                                             ---------         ------------
ASSETS

Cash and cash equivalents . . . . . . . . . . . . .                           $   15.6            $   25.3
Receivables . . . . . . . . . . . . . . . . . . . .                              895.6               904.4
Inventories . . . . . . . . . . . . . . . . . . . .                            1,023.7               988.5
Other . . . . . . . . . . . . . . . . . . . . . . .                              174.7               182.0
                                                                              --------            --------

  Total current assets  . . . . . . . . . . . . . .                            2,109.6             2,100.2
                                                                              --------            --------

Net assets of discontinued operations . . . . . . .                              646.4               646.4
Plant and equipment, at cost, less depreciation . .                            1,187.8             1,187.5
Intangibles, less amortization  . . . . . . . . . .                            2,128.9             2,153.9
Deferred income taxes, investments and
  other assets  . . . . . . . . . . . . . . . . . .                              278.9               312.7
                                                                              --------            --------

    TOTAL ASSETS  . . . . . . . . . . . . . . . . .                           $6,351.6            $6,400.7
                                                                              --------            --------
                                                                              --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt . . . . . . . . . . . . . . . . . .                           $  131.7            $  179.2
Accounts payable and accrued liabilities  . . . . .                            1,021.8             1,133.1
Accrued income taxes  . . . . . . . . . . . . . . .                               20.7                 1.7
Current maturities of long-term debt  . . . . . . .                               67.1                19.1
                                                                              --------            --------

  Total current liabilities . . . . . . . . . . . .                            1,241.3             1,333.1
                                                                              --------            --------

Long-term debt  . . . . . . . . . . . . . . . . . .                            2,072.1             1,361.9
Postretirement benefits other than pensions . . . .                              634.1               638.0
Other long-term liabilities . . . . . . . . . . . .                              322.6               326.6
                                                                              --------            --------

    Total liabilities . . . . . . . . . . . . . . .                            4,270.1             3,659.6
                                                                              --------            --------

$1.60 Convertible Exchangeable Preferred stock  . .                                  -                30.6
Common stock  . . . . . . . . . . . . . . . . . . .                              585.2               584.6
Capital in excess of par value  . . . . . . . . . .                              512.9             1,176.5
Retained earnings . . . . . . . . . . . . . . . . .                            1,171.5             1,153.4
Unearned employee stock ownership plan
  compensation  . . . . . . . . . . . . . . . . . .                             (132.2)             (147.4)
Minimum pension liability . . . . . . . . . . . . .                              (55.0)              (55.0)
Translation component . . . . . . . . . . . . . . .                              (63.4)              (49.4)
Unrealized net gain on investments, net of taxes  .                               62.5                47.8
                                                                              --------            --------

    Total shareholders' equity  . . . . . . . . . .                            2,081.5             2,741.1
                                                                              --------            --------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . .                           $6,351.6            $6,400.7
                                                                              --------            --------
                                                                              --------            --------


The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Three Months Ended
                                                                       March 31,
                                                               -------------------------
(millions)                                                       1995             1994
                                                               --------         --------
Cash flows from operating activities:
  Net income. . . . .  . . . . . . . . . . . . . . . .         $  55.3          $  48.4
  Less:  Loss from discontinued operations . . . . . .               -              3.8
                                                               -------          -------
    Income from continuing operations  . . . . . . . .            55.3             52.2
  Adjustments to reconcile to net cash provided
    by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . .            33.4             31.6
      Amortization . . . . . . . . . . . . . . . . . .            18.1             16.4
      Increase (decrease) in deferred income taxes . .            (3.9)            13.1
      Changes in assets and liabilities: (1)
        Receivables  . . . . . . . . . . . . . . . . .             7.3             (3.0)
        Inventories  . . . . . . . . . . . . . . . . .           (32.5)           (45.4)
        Accounts payable and accrued liabilities . . .           (53.6)          (124.9)
        Accrued income taxes . . . . . . . . . . . . .            19.7             (4.0)
        Other assets and liabilities, net  . . . . . .            42.9             32.7
                                                               -------          -------

          Net cash provided by (used by) operating
            activities . . . . . . . . . . . . . . . .            86.7            (31.3)
                                                               -------          -------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . .           (48.9)           (45.8)
  Taxes paid in 1994 with respect to 1993 gain
    on the sale of Belden Inc. . . . . . . . . . . . .               -            (69.7)
  Proceeds from sales of plant and equipment . . . . .            13.6              1.1
  Net cash from acquisitions and divestitures  . . . .               -            (18.6)
                                                               -------          -------

          Net cash used for investing activities . . .           (35.3)          (133.0)
                                                               -------          -------

Cash flows from financing activities:
  Additions to debt  . . . . . . . . . . . . . . . . .            41.4            383.3
  Reductions of debt . . . . . . . . . . . . . . . . .           (28.0)          (212.7)
  Dividends  . . . . . . . . . . . . . . . . . . . . .           (51.4)           (51.5)
  Activity under stock option and other plans  . . . .             7.9             10.4
                                                               -------          -------

          Net cash provided by (used by)
            financing activities . . . . . . . . . . .           (30.1)           129.5
                                                               -------          -------

Cash flows provided by (used by) discontinued
  operations . . . . . . . . . . . . . . . . . . . . .           (27.7)            34.4

Effect of translation on cash and cash equivalents . .            (3.3)             (.5)
                                                               -------          -------

Decrease in cash and cash equivalents  . . . . . . . .            (9.7)             (.9)
Cash and cash equivalents, beginning of period . . . .            25.3             13.0
                                                               -------          -------

Cash and cash equivalents, end of period . . . . . . .         $  15.6          $  12.1
                                                               -------          -------
                                                               -------          -------

(1)    Net of effects of acquisitions, divestitures, and translation.

The accompanying notes are an integral part of these statements, including Notes 3 and 7, which disclose Interest and Taxes Paid and Noncash Investing and Financing Activities.

                            COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

         The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1994 included as Appendix A to the Company's Proxy Statement dated March 17, 1995.


Note 2.  Discontinued Operations

         In September 1994, the Company announced its decision to establish its petroleum and industrial equipment business as an independent, publicly traded company through an exchange offer with Cooper's Common shareholders. Based on an exchange ratio that will be determined near the time of the completion of the exchange offer, Cooper's Common shareholders will be offered an opportunity to exchange some or all of their Cooper Common stock for up to 85.5% of the common stock of the newly-formed company, Cooper Cameron Corporation ("Cooper Cameron"). Cooper plans to retain a 14.5% interest in Cooper Cameron. The exchange is expected to be on a tax-free basis.

         In the third quarter of 1994, Cooper recorded a charge of $313 million, net of $7.9 million of taxes, ($2.74 per share) for the estimated loss on the split-off of Cooper Cameron. The estimated loss was composed of the difference between the historical cost of Cooper's investment in Cooper Cameron and the market value of Cooper Cameron estimated by the Company's investment bankers ($288 million), Cooper Cameron's estimated operating loss during the period October 1, 1994 through the date Cooper Cameron becomes a public company ($9.8 million) and transaction costs ($15.2 million).

         Cooper anticipates the exchange offer will be completed in the second quarter of 1995, at which time Cooper will record an adjustment to reflect the actual value of the Cooper Cameron stock distributed in connection with the exchange offer. The actual value will be based on the market value of Cooper Cameron Common stock during the first few days following the exchange. The market value will be subject to a number of factors, including general market conditions, ratios for price earnings and earnings before interest, taxes and depreciation and amortization of "peer companies", and the anticipated financial performance of Cooper Cameron. Cooper believes that market conditions have shown little improvement since it estimated the "loss on discontinued operations" in September 1994. If conditions do not improve, Cooper may receive fewer shares of its Common stock than it originally estimated, although the final number cannot be determined until Cooper's Board of Directors establishes the ratio for the exchange of Cooper Common stock for Cooper Cameron stock. The recent announcement of a U.S. embargo on commercial trade activities with Iran may also have a negative impact on the market value. While a specific adjustment is not determinable, Cooper currently anticipates that it will have an additional noncash charge for a loss on discontinued operations upon completion of the exchange offer.

         As a consequence of treating this segment as "discontinued", Cooper's results of operations and related footnote data for the period ended March 31, 1994 presented herein have been restated to exclude the results of the Petroleum & Industrial Equipment segment from revenues and other components of income from continuing operations. The discontinued segment results prior to September 30, 1994 are presented separately in a single, net-of-tax caption "Loss from Discontinued Operations". Results under the caption "Net Income" remain unchanged.

         As part of the restatement, the indebtedness allocated to the discontinued operations (the $70 million of indebtedness that was allocated to Gardner Denver Machinery Inc. in connection with that spin-off and $375 million of debt that has been allocated to Cooper Cameron) has been considered to be fixed and to relate historically to the discontinued operations. As a result, the income from discontinued operations reflects interest expense on debt of $375 million for the period ended March 31, 1995 and $445 million for the period ended March 31, 1994 at the relevant Cooper interest rate ($6.0 million and $4.7 million in the first quarters of 1995 and 1994, respectively). The interest rates utilized are the actual rates for borrowings specifically identifiable with the respective businesses, with Cooper's average cost of commercial paper borrowing applied to the residual. Actual cash provided by or utilized in the discontinued operations, including the payment by Cooper of all U.S. Federal, foreign and state and local income taxes related to the discontinued operations, was provided by or used in Cooper's continuing operations such that the indebtedness of the discontinued operations remains constant from year to year.

         Revenues from discontinued operations were $254.6 million and $279.1 million in the first quarters of 1995 and 1994, respectively.


Note 3.  Interest and Taxes Paid

         Total interest paid during the first three months of 1995 and 1994 amounted to $29.3 million and $28.3 million, respectively. Cash payments for income taxes during the first three months of 1995 and 1994 amounted to $11.7 million and $92.8 million, respectively.


Note 4.  Inventories

                                                     March 31,             December 31,
(millions)                                             1995                    1994
                                                     ---------             ------------
Raw materials . . . . . . . . . . . . . . .           $  297.4               $  265.1
Work-in-process . . . . . . . . . . . . . .              205.2                  203.5
Finished goods  . . . . . . . . . . . . . .              575.5                  563.7
Perishable tooling and supplies . . . . . .               56.6                   55.4
                                                      --------               --------
                                                       1,134.7                1,087.7
Less allowances (primarily LIFO
  reserves) . . . . . . . . . . . . . . . .             (111.0)                 (99.2)
                                                      --------               --------


                                                      $1,023.7               $  988.5
                                                      --------               --------
                                                      --------               --------

Note 5.  Income (Loss) Per Common Share

         Primary and fully diluted income per Common share is computed based on the following information:

                                                                 Three Months Ended
                                                                      March 31,
                                                               -----------------------
(millions)                                                      1995             1994
                                                               ------           ------
PRIMARY:

  Net income . . . . . . . . . . . . . . . . . . . .           $ 55.3           $ 48.4
  Dividends applicable to $1.60 Convertible
    Exchangeable Preferred stock . . . . . . . . . .                -            (13.3)
                                                               ------           ------

                                                               $ 55.3           $ 35.1
                                                               ------           ------
                                                               ------           ------

  Average Common shares and Common share
    equivalents  . . . . . . . . . . . . . . . . . .            116.2            114.4
                                                               ------           ------
                                                               ------           ------

FULLY DILUTED:

  Net income . . . . . . . . . . . . . . . . . . . .           $ 55.3           $ 48.4
  Dividends applicable to $1.60 Convertible
    Exchangeable Preferred stock . . . . . . . . . .                -            (13.3)
  Net interest expense related to the 7.05%
    Convertible Subordinated Debentures  . . . . . .              7.3                -
                                                               ------           ------

  Net income applicable to Common stock  . . . . . .           $ 62.6           $ 35.1
                                                               ------           ------
                                                               ------           ------

  Average Common shares and Common share
    equivalents  . . . . . . . . . . . . . . . . . .            116.2            114.4
  Assuming conversion of the 7.05% Convertible
    Subordinated Debentures  . . . . . . . . . . . .             16.7                -
                                                               ------           ------

  Average Common shares and Common share
    equivalents  . . . . . . . . . . . . . . . . . .            132.9            114.4
                                                               ------           ------
                                                               ------           ------


Note 6.  Long-Term Debt

         Effective January 1, 1995, Cooper exchanged all of the outstanding $1.60 Convertible Exchangeable Preferred stock for $691.2 million of 7.05% Convertible Subordinated Debentures due 2015 and $3.8 million in cash related to the payment of fractional shares. Each $1,000 of debentures is convertible into 24.229 shares of Common stock and at Cooper's option may be redeemed for cash at prices (expressed as percentages of the principal amount) declining from 103.525% in 1995 to 100.000% in 2000. The debentures require sinking fund payments of 5% of the aggregate principal amount commencing in the year 2000.

         At March 31, 1995, $1,044 million of commercial paper and bank loans were reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

Note 7.  Noncash Investing and Financing Activities

                                                                   Three Months Ended
                                                                        March 31,
                                                              ---------------------------
(millions)                                                      1995               1994
                                                              --------           --------
Increase (decrease) in net assets:

  Employee stock ownership plan:
    Principal payments and difference between
      Company expense and cash contribution  . . .            $  15.2            $  15.9
    Unearned ESOP compensation . . . . . . . . . .                  -              (82.3)

  Common stock issued for:
    Employee stock ownership plan  . . . . . . . .                  -               82.3
    Executive restricted stock incentive plan  . .                  -                 .4

  Unrealized gain on investments, net of tax:
    Adoption of SFAS No. 115 . . . . . . . . . . .                  -               20.5
    Change in unrealized value of investment in
      Belden Inc.  . . . . . . . . . . . . . . . .                (.2)              (1.3)
    Change in unrealized value of investment
      in Wyman-Gordon Company  . . . . . . . . . .               14.9                  -

  Distribution of stock in Gardner Denver
    Machinery Inc. . . . . . . . . . . . . . . . .                  -             (150.9)

  Redemption of $1.60 Convertible Exchangeable
    Preferred stock  . . . . . . . . . . . . . . .              691.2                  -

  Issuance of 7.05% Convertible Subordinated
    Debentures . . . . . . . . . . . . . . . . . .             (691.2)                 -



Note 8.  Industry Segment Revenues

                                                                  Three Months Ended
                                                                       March 31,
                                                              ---------------------------
(millions)                                                      1995              1994(1)
                                                              --------           --------
Electrical Products . . . . . . . . . . . . . .               $  480.6           $  455.3
Tools & Hardware  . . . . . . . . . . . . . . .                  224.0              199.0
Automotive Products . . . . . . . . . . . . . .                  415.6              376.2
Other . . . . . . . . . . . . . . . . . . . . .                    3.0                7.3
                                                              --------           --------

                                                              $1,123.2           $1,037.8
                                                              --------           --------
                                                              --------           --------



(1) Restated to exclude discontinued operations and combine the Electrical Power Equipment segment with the Electrical Products segment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations:

First Quarter Ended March 31, 1995 Compared With First Quarter Ended March 31, 1994

         Income from continuing operations for the first quarter of 1995 increased 6% to $55.3 million (47 cents per fully diluted share) on revenues of $1.12 billion, compared with restated 1994 income from continuing operations of $52.2 million (34 cents per fully diluted share) on revenues of $1.04 billion. The Company benefitted from improving domestic and international market conditions, revenue gains from newly-developed and acquired products and benefits from recent operating efficiency programs. Operating income gains were partially offset by an increase of over 100% in interest expense as a result of the exchange of $1.60 Convertible Exchangeable Preferred stock ("Preferred Stock") for 7.05% Convertible Subordinated Debentures ("Debentures") on January 1, 1995 and higher interest rates. Income per Common share benefitted from gains in operating income and the absence of dividends on the Preferred Stock as a result of the exchange of the Preferred Stock for the Debentures. This was offset by the increased interest expense on the Debentures. All comparative 1994 amounts have been restated to separate the Company's Petroleum & Industrial Equipment segment as a discontinued operation. See Note 2 of the Notes to Consolidated Financial Statements under Item 1. In addition, the Electrical Power Equipment segment has been combined with the Electrical Products segment.

         Net income for the first quarter of 1994 included a loss from the discontinued Petroleum & Industrial Equipment businesses of $3.8 million or 3 cents per share. Including the results of the discontinued operations, the Company's 1994 net income was $48.4 million or 31 cents per fully diluted share. In the third quarter 1994 (see Note 2 of the Notes to Consolidated Financial Statements), the Company recorded the estimated loss from the operations of the discontinued Petroleum & Industrial Equipment segment that was expected during the first quarter of 1995. Therefore, no income or loss from discontinued operations is included in the Company's net income for the first quarter.

Revenues:

         The 8% increase in revenues from continuing operations in the first quarter 1995 compared to the first quarter 1994 was due primarily to continued improvement in the markets served by the Company's products. After excluding the effect of the divestiture of a business and the closure of the large transformer business in 1994, revenues including revenues generated by acquisitions were up 12% from 1994.

         Reported revenues in the Electrical Products segment improved 6% over the first quarter of 1994. Adjusted to exclude the effect of the closure of the large transformer business, revenues would have increased 8%. The continued strength of industrial production and residential construction promoted sales growth for electrical circuit protection products, lighting fixtures and power distribution products. The segment also benefitted from steady demand for maintenance, repair and renovation needs. New product line introductions and product line additions also added to revenues for the quarter.

         The Tools & Hardware segment, which was not affected by divestitures, reported a 13% increase in revenues compared with the first quarter of 1994. The continued strength in domestic commercial construction and industrial production have been beneficial to the domestic hand tool, power tool and drapery hardware operations. European demand for hand and power tools has also improved, and home construction activity and housing turnover have aided the window treatment business.

         Revenues increased 10% in the Automotive Products segment compared with the prior period. Adjusted to exclude the effect of a 1994 divestiture, revenues were up 15%. Increases in European sales of wipers and spark plugs in the original equipment market and aftermarket sectors and incremental revenues from acquisitions were partially offset by reduced domestic vehicle maintenance activity resulting from the mild winter.

Operating Income:

         Consolidated income from continuing operations before interest and taxes increased $24.7 million to $132.5 million for the first quarter of 1995. After excluding the effect of divestitures, operating earnings increased by $20.8 million. All three of the Company's business segments contributed to the significant increase in operating income. The impact of improving market conditions, revenue gains from newly-developed and acquired products and benefits from recent operating efficiency programs have all contributed to the improvement in operating income.

         Operating earnings in the Electrical Products segment increased significantly compared with the prior year period. Facility relocations, distribution system consolidations and the closure of the Power Systems Division's large power transformer business in 1994 improved operating performance and reduced overhead costs.

         The Tools & Hardware segment, which was not affected by divestitures, reported significantly higher operating earnings compared with the prior period. Earnings increases resulted from the effects of the improvements in sales of hand and power tools and drapery hardware and the favorable impact of several recent plant consolidation programs.

         Operating earnings from the Automotive Products segment increased significantly compared with the first quarter of 1994. The increase was primarily due to the effect of recent acquisitions. Weak domestic aftermarket demand and a divestiture somewhat offset those positive impacts.

Interest and Taxes:

         Interest expense was $38.3 million in the current-year quarter, an increase of 136% from the $16.2 million in the first quarter of 1994. The increase was due to the exchange of the Company's Preferred Stock for the Debentures effective January 1, 1995 as well as higher interest rates. See Notes 6 and 7 of the Notes to Consolidated Financial Statements under Item 1 for further information.

         The effective tax rate (income tax expense as a percentage of income before taxes) decreased from 43.0% to 41.3% in the current quarter. Relatively fixed nondeductible items, such as goodwill amortization, had less impact on the rate calculation in 1995 due to higher projected earnings for the full year 1995. The actual 1994 effective tax rate was 42.0% versus the 43.0% used in the first quarter.

Financial Position and Liquidity & Capital Resources:

         Cooper's "operating working capital" (defined as receivables and inventories less accounts payable and accrued liabilities, excluding the initial effects of acquisitions, divestitures and foreign currency translation) increased $78.8 million during the first quarter of 1995. Higher inventories and lower accounts payable and accrued liabilities, partially offset by lower receivables, were the sources of the increase. The higher inventory levels related to inventory build-ups to support customer service levels and various plant consolidations. The decrease in accounts payable and accrued liabilities was the result of normal operating activities and the decrease in the payable to Cooper Cameron Corporation discussed below. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activities.

         In the first quarter of 1995, Cooper provided approximately $27.7 million of funds utilized by Cooper Cameron in its operations. It is not anticipated that Cooper Cameron will require Cooper to provide additional significant amounts of cash flow between April 1, 1995 and completion of the exchange offer. Adjustment of the estimated loss on discontinued operations recorded in the third quarter of 1994 to the actual loss upon completion of the exchange offer, which is expected in the second quarter 1995, is a noncash charge and will not directly affect cash flows or liquidity and capital resources. See Note 2 of the Notes to Consolidated Financial Statement under
Item 1.

Backlog:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                   March 31,         March 31,
(millions)                                                           1995              1994
                                                                   --------          ---------
         Electrical Products  . . . . . . . .                       $240.0            $206.4
         Tools & Hardware . . . . . . . . . .                         77.3              58.9
         Automotive Products  . . . . . . . .                         94.2              63.2
                                                                    ------            ------

                                                                    $411.5            $328.5
                                                                    ------            ------
                                                                    ------            ------

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company and certain of its current and former officers and directors are named in a consolidated class action lawsuit brought in U.S. District Court for the Southern District of Texas in Houston on behalf of persons who purchased Cooper stock during the period from February 1, 1993 through January 25, 1994. The complaint appears to allege that the defendants, through certain public statements, misled investors respecting (i) deterioration in certain of the Company's markets and the demand for some of its products, and (ii) the Company's anticipated performance in 1994. On February 6, 1995, the District Court denied a motion filed by the Company to dismiss the class action. However, on April 11, 1995, the District Court certified to the U.S. Court of Appeals for the Fifth Circuit the question of the adequacy of the complaint. The Company currently is awaiting a decision from the Court of Appeals as to whether it will accept the certification.
While the ultimate liability, if any, that may result from this litigation cannot be determined with certainty at this time, the Company believes that its investigation of the facts to date has not revealed anything to support the plaintiffs' claims.

         During November 1992, the Cooper-Bessemer Rotating operation of the Company (now part of discontinued operations) received a letter from the Ohio Attorney General's office alleging violations of the Ohio Right To Know, Toxic Release Inventory reporting requirements. The allegations arose out of an Ohio EPA audit of the facility on April 30, 1992. The State initially proposed a penalty of $212,240. On December 31, 1994, the parties reached an agreement and on February 6, 1995 the Court of Common Pleas for Knox County Ohio entered a Consent Order. Under the Consent Order, the Company paid fines totaling $47,500 and committed to install two supplemental environmental projects at the facility. The Company also agreed that if the projects were not completed by February 28 and April 28, 1995, respectively, the Company would pay an additional $21,250 in otherwise "suspended" penalties. Both projects have now been completed within the stated periods. The Company expects to file a final report with the Ohio EPA during the second quarter of 1995, which will close this matter.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 The following document is included as an Exhibit to this report as required by the Securities and Exchange Commission.

                 27.  Financial Data Schedule for the quarter ended March 31,
                      1995.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Cooper Industries, Inc.
                                           -----------------------------
                                                    (Registrant)



Date   May 12, 1995                          /s/ D. Bradley McWilliams
- -------------------                        -----------------------------
                                           D. Bradley McWilliams
                                           Senior Vice President, Finance
                                             and authorized to sign on
                                             behalf of the Registrant

                                 Exhibit Index




Exhibit No.

         27.     Financial Data Schedule for the quarter ended March 31, 1995.