Form 10-K405/A
COOPER INDUSTRIES INC
filed 1995-05-25
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                               (Amendment No. 1)
(Mark One)

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

        Number of shares outstanding of registrant's Common Stock as of

                          March 1, 1995 - 117,033,140

                      DOCUMENTS INCORPORATED BY REFERENCE

    Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1995 (Part I - Item 1, Part II - Items 6 and 8, Part III - Items 10, 11 and 12 and Part IV - Item 14(a)(1))

    Cooper Industries, Inc. ("Cooper" or the "Company") has prepared this Amendment No. 1 ("Amendment No. 1") on Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "Annual Report") for the purpose of amending Item 7 to Part II of the Annual Report. Amendment No. 1 does not modify any part of the Annual Report other than Item 7 to Part
II. Accordingly, the portions of the Annual Report other than Item 7 to Part II are not included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


BASIS OF PRESENTATION

    As described in Note 1 - Discontinued Operations, effective September 30, 1994, Cooper's Petroleum and Industrial Equipment segment ("P&I") has been classified as a "discontinued operation" pending the completion of an exchange offer to holders of Cooper Common stock ("Exchange Offer"). Under the terms of the Exchange Offer, Cooper's Common shareholders will be offered an opportunity to exchange some, all or none of their Cooper Common stock for common stock of Cooper Cameron Corporation, a newly formed company that includes all of the assets used exclusively by and all liabilities of the four divisions that comprised the P&I segment at September 30, 1994, as well as $375 million of allocated indebtedness. As a result of the foregoing, Cooper's results of operations for all years presented have been restated to reflect separately continuing and discontinued operations. In addition, the balance sheets at December 31, 1992 (not separately presented), 1993 and 1994 have been reclassified to reflect the net assets of the discontinued P&I segment under a single caption "Net assets of discontinued operations". Prior to September 30, 1994 the P&I segment included other operations that have been sold or otherwise disposed of. This classification permits the consolidated statement of cash flows to reflect clearly the cash flows related to the continuing operations of Cooper as distinct from discontinued operations. The consolidated footnotes, which are an integral part of these statements, have also been revised to reflect primarily information with respect to Cooper's continuing operations.


OVERVIEW

    During the last three years, Cooper's continuing operations have completed a total of 16 acquisitions and seven divestitures as well as the closure of the Electrical Products' large power transformer business. The acquisitions have been in complementary product lines that enhance known areas of strength, while the dispositions have been of noncore or poor-performing businesses. In addition, Cooper has invested $579 million in capital assets related to modernization and expansion of facilities plus several hundred million dollars in the integration of newly acquired businesses and the revitalization of existing ones. The combined result of these efforts is a 27% improvement in the Company's income from continuing operations for the year 1994 as compared to 1991. More importantly, the Cooper of 1994 is a much different company than it was in 1991, and one that is better-prepared for the increasingly competitive world marketplace. The discussion that follows, as well as the financial statements and related footnotes, will aid in understanding Cooper's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.


CONTINUING OPERATIONS

  Revenues

    1994 Revenues   Cooper's 1994 revenues from continuing operations of $4.59 billion were down 4% as compared to 1993. After excluding the effect of the divestitures of two small Automotive businesses and Belden in 1993, a small Automotive business during 1994 and the closure of the large transformer business, however, revenues, including revenues generated by acquisitions, were up 8% in 1994 (excluding acquisitions, revenues were up 5%).

    The Electrical Products segment contributed approximately 45% of Cooper's total operating revenues during 1994. As reported, revenues decreased from $2.18 billion in 1993 to $2.03 billion in 1994. Adjusted to exclude the effect of recent acquisitions, divestitures and the closure of the large transformer business, revenues would have increased 6% from $1.80 billion in 1993 to $1.92 billion in 1994. The Electrical Products segment continues to benefit from relatively steady demand for maintenance, repair and renovation needs. The continued strength of industrial production and commercial and residential construction have promoted sales growth for electrical circuit protection products, lighting products, fixtures and power distribution products. The combination of several successful product introductions and recent product line acquisitions also added to revenue growth during the year.

    Reported revenues in the Automotive Products segment were $1.62 billion or 35% of 1994 operating revenues, down from 1993's reported total of $1.67 billion. Adjusted to exclude the effect of recent acquisitions and divestitures, revenues would have increased 2% from $1.54 billion in 1993 to $1.57 billion in 1994. Aftermarket sales were essentially unchanged and sales of wipers, spark plugs and lighting improved during the latter part of the year as a result of the continued rise in domestic original equipment activity and recovering original equipment sales in certain European markets. In addition, the Magneti Marelli acquisition in Italy and the acquisition of Zanxx in the United States contributed to revenues, while the year-end acquisition of Abex Friction Products had no effect in 1994 but is expected to add over $175 million to revenues in 1995.

    Revenues from the Tools & Hardware segment, which were not affected by divestitures, improved 11% to $898 million in 1994, representing 20% of total operating revenues (adjusted to exclude acquisitions, revenues improved 3% to $821 million). Sales of hand and power tools in the United States continued to benefit from the strength of residential construction and industrial production augmented by some improvement in international markets. Recent product line acquisitions also added to the year-to-year comparison. Weak demand and competitive conditions in window coverings markets partially offset this improvement.

    1993 Revenues   Revenues from continuing operations of $4.78 billion in 1993 were up 7% from the $4.47 billion in 1992. Higher revenues in the Automotive Products segment, resulting from the inclusion of a full year's revenues of Moog Automotive, more than offset the effects of business dispositions.

    Revenues from the Electrical Products segment were $2.18 billion, comprising 47% of Cooper's operating revenues in 1993. Sales were down 1% compared with 1992 because of the inclusion of only nine months' revenues related to the Belden wire and cable business, which was sold at the end of the third quarter (see Note 3 of the Notes to Consolidated Financial Statements for further information). After excluding the revenues of Belden from both periods, and adjusting for the effects of 1993 acquisitions and a small 1992 divestiture, revenues in the segment improved by 4%. All major product offerings in the segment, except for large power transformers, reported steady revenue gains, led by improved demand for fluorescent, industrial and airport lighting, electrical circuit protection equipment, distribution transformers and transformer components. Large power transformers continued to be adversely affected by lower capital spending by utility customers.

    The Automotive Products segment generated revenues of $1.67 billion in 1993, which accounted for 36% of 1993 operating revenues, compared with $1.29 billion in 1992. This 30% increase was due to the inclusion of 12 months of Moog Automotive revenues in 1993 versus only three months in 1992. Excluding the effects of Moog, revenues were down 1% compared with the preceding year. Sales to domestic original equipment manufacturers improved over 1992 resulting in higher sales of wiper and lighting products during 1993. However, declines in domestic and Canadian sales of brake products and in European sales of spark plugs and wiper products more than offset otherwise steady demand from the automotive aftermarket.

    The Tools & Hardware segment, which comprised 17% of 1993 operating revenues, reported revenues of $808 million compared with $812 million in 1992. After excluding the effects of acquisitions made during 1993 and 1992, revenues were down 3%. The revenue decline resulted primarily from the combined effects of weak consumer confidence and severe price competition in window coverings markets and sluggish European and export demand for tools. These weaknesses more than offset the modest improvement in domestic hand tool sales caused by strengthening residential construction activity and industrial production.

    1992 Revenues   Cooper's 1992 revenues from continuing operations of $4.47 billion (excluding nonrecurring income items discussed below) were up 4% compared with 1991. Improvements in demand in the Electrical Products and Automotive Products segments, along with the acquisition of Moog Automotive, more than offset softness in Canadian and some European markets.

    The Electrical Products segment contributed 51% of Cooper's total operating revenues, improving 3% from $2.12 billion in 1991 to $2.19 billion in 1992 (up about 6% after adjusting both periods for divestitures). Higher levels of housing construction activity, as well as improved industrial production and maintenance and repair spending, favorably affected sales of lighting fixtures, fuses and some electrical construction materials. Gains by electronics producers also contributed to increased sales of electronic wire and cable compared with the prior year. Utility customers continued to spend on maintenance and efficiency improvement projects; however, capital spending remained at low levels. In addition, the prior-year results were adversely affected by a third-quarter work stoppage at Cooper's large power transformer plant in Canonsburg, Pennsylvania.

    Revenues in the Automotive Products segment were $1.29 billion, or 30% of total operating revenues during 1992, an increase of 12% over the $1.15 billion reported in 1991. Excluding the effects of Moog Automotive, which was acquired during the fourth quarter of 1992 (see Note 5 of the Notes to Consolidated Financial Statements), revenues were up 2%. Aftermarket demand, which accounted for the vast majority of this segment's sales, improved moderately in most product areas. Demand from domestic original equipment manufacturers also improved, reflecting increased production of trucks and minivans. These increases were partially offset by weak European markets, primarily affecting spark plug sales.

    Revenues from the Tools & Hardware segment declined 4% to $812 million, representing 19% of total operating revenues. Adjusted for acquisitions, revenues decreased approximately 7% compared with the prior year. Demand for Cooper's hand- and air-powered tools fell as durable goods manufacturing activity slowed internationally. The rise in domestic residential construction activity and industrial production was modestly beneficial to Cooper's domestic hand tools operations; however, reduced spending on residential redecorating and price competition depressed revenues in this segment's window treatments business.


NONRECURRING ITEMS

    Cooper's pretax earnings for 1992 included nonrecurring corporate income of $6.6 million and nonrecurring expense of $50 million. The net after-tax effect of these nonrecurring items (a $29 million expense) was partially offset by $11 million of income tax expense reductions. See Note 3 of the Notes to Consolidated Financial Statements for additional information. The $50 million of nonrecurring expense resulted from establishing accruals with respect to productivity improvement, consolidation and asset disposition programs in all of Cooper's continuing segments. These programs, which started in 1993, were largely completed during 1994 and are expected to have a favorable effect on earnings through reduced costs, increased efficiency and other ancillary benefits.

    Also, during the year ended December 31, 1992, Cooper elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 106 (Employer's Accounting for Postretirement Benefits Other Than Pensions), SFAS No. 109 (Accounting for Income Taxes) and SFAS No. 112 (Employers' Accounting for Postemployment Benefits). Applying the new provisions resulted in a one-time charge against first-quarter 1992 net earnings of $590 million, or $5.19 per fully diluted share. In addition, income from continuing operations was decreased by $18 million, or 16 cents a share, to reflect the 1992 current-year effects of the new standards. See Note 4 of the Notes to Consolidated Financial Statements for further information.

    At the end of the third quarter of 1993, Cooper commenced the final phase of a multi-year program designed to revitalize ongoing operations and eliminate noncore businesses. The completion of the Belden Inc. public offering provided a $274-million pretax gain. That gain was entirely offset by a charge, as restated and realigned to segregate continuing and discontinued operations, for a number of management actions including the write-down of the Cameron Forged Products division to reflect the final purchase price paid by Wyman-Gordon Company; a write-down of internally developed capitalized software; a reduction in the carrying value of the machinery and equipment and certain other plant and equipment associated with Cooper's transformer product line included in the Electrical Products segment; and accruals of $126 million for a number of facility consolidations, shutdowns and rationalizations. The facility projects are planned for all of Cooper's continuing segments and involve operations in the United States, Canada and Europe. While spending for these projects commenced during 1994, some projects will not be completed until 1997.

    These actions are in addition to those provided for in the third quarter of 1992, as well as the realignment of the Champion Spark Plug operations undertaken in connection with that acquisition. While the Champion realignments have been completed domestically, they are still in progress in Europe and other parts of the world. Although these projects involve significant expenditures, the spending is over several years, and thus, the various projects will not constitute a significant strain on Cooper's overall financial resources or create a liquidity problem. Each of the projects was approved only after careful assessment that indicated that each project, when completed, will significantly increase productivity, operating efficiencies or other cost savings in the future.

    In late 1993, Cooper announced an agreement in principle to sell its Cameron Forged Products Division to Wyman-Gordon Company and its intention to spin off to its Common shareholders the Gardner-Denver Industrial Machinery operations headquartered in Quincy, Illinois. Additional information regarding 1993 nonrecurring income and expense items is set forth in Note 3 of the Notes to Consolidated Financial Statements.

    During 1994, nearly all of the productivity improvement and consolidation programs accrued in 1992 were completed. With respect to the 1993 accruals, several projects were completed and others were commenced. Among the projects completed in 1994 was the shutdown of the large power transformer business that operated from a single manufacturing location in Canonsburg, Pennsylvania. The accrual for this shutdown accounted for nearly 30% of the amounts accrued in 1993. Actions remaining for this project included establishment of a separate service operation either through a third party or another Cooper operation in order to fulfill ongoing obligations to customers of the former business and the disposition of the Canonsburg facility. During 1995, Cooper intends to slow down several projects scheduled to commence during the year. See "Liquidity, Capital Resources and Financial Position" below.


OPERATING EARNINGS

    For purposes of this discussion, operating earnings is defined as earnings from continuing operations before consideration of corporate income and expense, interest, taxes and nonrecurring items.


    1994 Operating Earnings Operating earnings decreased from $640 million in 1993, to $619 million in 1994, or a 3% year-to-year reduction. After excluding the effects of divestitures, operating earnings increased from $594 million in 1993 to $626 million in 1994, a 5% year-to-year improvement. As discussed in greater detail below, all three of Cooper's segments contributed to the year-to-year improvement after considering divestitures. Acquisitions accounted for an increase in operating earnings in 1994 of $19 million.

    The Electrical Products segment generated operating earnings of $326 million (53% of total operating earnings) compared with earnings of $359 million in 1993. Adjusted for the effects of recent divestitures and the large power transformer shutdown, 1994's adjusted earnings would be $335 million as compared to $326 million in 1993. Acquisitions accounted for an increase in operating earnings of $5 million. While earnings benefitted from the improved sales discussed previously, the comparative return on sales percentages declined slightly, reflecting short-term start-up costs related to several facility relocations and continued competitive market conditions. Additionally, return on sales was adversely affected by the closure of the large power transformer operations discussed above. On the positive side, recent acquisitions and new product introductions have added to profits but are not yet at return-on-sales levels anticipated when fully integrated from both a manufacturing and marketing perspective.

    The Automotive Products segment represented 31% of Cooper's total operating earnings for 1994, with operating earnings of $190 million compared with earnings of $189 million in 1993. Adjusted for the effects of recent divestitures, 1994's adjusted earnings would be $189 million as compared to $177 million in 1993. Acquisitions accounted for an increase in operating earnings of $4 million. Comparative return on sales improved year-to-year for this segment. Industry conditions in the aftermarket appear to have improved somewhat after being depressed for nearly a year and a half. Additionally, the growth in worldwide original equipment demand has been more than sufficient to offset short-term disruptions experienced in connection with various business consolidation actions taken by Cooper. While the acquisitions discussed under 1994 revenues have made small contributions to the profitability of this segment, more substantial benefits are anticipated for 1995 and later years.

    Operating earnings in the Tools & Hardware segment, which was not affected by divestitures, increased by 12% to $102 million in 1994 from $92 million in 1993, and represented 16% of total operating earnings. Acquisitions accounted for an increase in operating earnings of $10 million. Return on sales was essentially unchanged year-to-year. While the majority of the earnings improvement for this segment is attributable to the previously described sales increases, consolidation projects completed over the last several years as well as the benefits from several product line acquisitions contributed to profitability offsetting the weak demand and competitive conditions in window coverings.

    1993 Operating Earnings   Operating earnings improved 11% from $576 million
in 1992 to $640 million in 1993. Significant improvement in Cooper's Automotive Products segment, resulting from the acquisition of Moog Automotive, augmented steady improvements in Cooper's other continuing business segments.

    The Electrical Products segment continued to post steady improvement in operating earnings, which grew 2% to $359 million, and comprised 56% of Cooper's operating earnings, even with the inclusion of only nine months' earnings from Belden wire and cable business. Excluding the results of Belden and the effects of acquisitions from both 1993 and 1992, operating earnings outpaced the sales growth, improving 6% from the previous year. The segment's earnings also benefitted from operating efficiencies and cost-containment measures, which resulted in a lower percentage of selling and administrative expenses per sales dollar. These benefits were partially offset, however, by the decline in demand for higher-margin power products and weak pricing for distribution transformers.

    The Automotive Products segment generated operating earnings of $189 million in 1993, compared with $139 million in 1992, with the entire increase being attributable to the inclusion of Moog for a full year in 1993 versus only one quarter in 1992. This segment's earnings represented 30% of Cooper's total operating earnings. Absent Moog's revenues and earnings, operating earnings would have declined in line with the small decrease in revenues discussed previously. The gross margin percentage (defined as revenues less cost of sales, as a percentage of revenues) improved slightly, primarily due to the inclusion of Moog. Selling and administrative expenses as a percentage of revenues were only slightly, less favorable than the prior year despite the higher ratio of such costs at the acquired Moog operations as compared to Cooper's existing operations. This reflected management's emphasis on keeping such spending in line with operating levels.

    Operating earnings of the Tools & Hardware segment increased 10% to $92 million in 1993 and represented 14% of Cooper's total operating earnings. Excluding the earnings gains from acquisitions, the segment's operating income improved in excess of 4% despite continued sluggishness in Europe and depressed conditions in North American window coverings markets. Profit improvement programs over the past several years and current spending controls provided the basis for the earnings improvement despite the small decline in revenues.

    Operating earnings from continuing operations were 13.4% of revenues in 1993, compared with 12.9% in 1992.

    1992 Operating Earnings   The following table shows the 1992 operating
earnings of Cooper's continuing segments before and after the effects of the accounting changes discussed above and in Note 4 of the Notes to Consolidated Financial Statements. The discussion that follows focuses on the Comparative Segment Totals.

                       1992 OPERATING EARNINGS BY SEGMENT

                                                   Add Back
                                                  Effects of     Comparative
                                 As Reported      Accounting       Segment
                                  in Note 16       Changes          Totals
                                 -----------     -----------     -----------
Electrical Products . . . . .      $ 353.2          $ 5.1          $ 358.3
Automotive Products . . . . .        139.0           16.2            155.2
Tools & Hardware  . . . . . .         83.4            2.2             85.6
                                    ------          -----           ------

                                    $575.6          $23.5           $599.1
                                    ======          =====           ======

    Operating earnings of $599 million were up 4% over the $574 million in 1991. Modest improvements in earnings from the Electrical Products and Automotive Products segments more than offset the significant decline in the Tools & Hardware segment.

    The Electrical Products segment generated operating earnings of $358 million in 1992, 60% of Cooper's total operating earnings and an 8% improvement over the $330 million in the prior year. The improvement was primarily the result of higher sales volumes generated by the strong demand for lighting fixtures, electrical circuit protection equipment and electronic wire and cable as discussed under "Revenues". Operating efficiencies also resulted in margin improvements and lower selling and administrative expenses per sales dollar, which supplemented the earnings improvement.

    The Automotive Products segment represented 26% of Cooper's total operating earnings for 1992, with operating earnings of $155 million, compared with $145 million in the prior year. This 7% increase over 1991 was attributable to the acquisition of Moog Automotive. Excluding the effects of the Moog acquisition, earnings for the year were flat. Lower overhead spending from cost controls throughout this segment was essentially offset by the effect on margins of sluggish sales of spark plugs.

    Operating earnings in the Tools & Hardware segment declined from $98 million in 1991 to $86 million in 1992, and represented 14% of total operating earnings. Earnings were affected primarily by the lower sales volumes. The gross margin on sales improved slightly as a result of operating adjustments made in response to the lower activity.

PRICING AND VOLUME

    In each of Cooper's continuing segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in come cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.

    It is Cooper's best judgment that, excluding the year-to-year effects of acquisitions and divestitures, during 1994, unit volume increased in all three business segments; during 1993, unit volume increased in the Electrical Products segment, was relatively unchanged in the Automotive Products segment, and decreased in Tools & Hardware; and, during 1992, unit volume increased in the Electrical Products and Automotive Products segments and decreased in the Tools & Hardware segment.

    During the three-year period ending in 1994, Cooper was unable to increase prices to offset cost increases in selected product offerings in all segments. Cooper has been able to control costs through manufacturing improvements and other areas during this period so that the inability to increase prices has not significantly affected profitability in the segments except for the Tools & Hardware segment during the 1992 period and power equipment products within the Electrical Products segment during all periods.

EFFECT OF INFLATION

    During each year, inflation has had a relatively minor effect on Cooper's continuing results of operations. This is true primarily for three reasons. First, in recent years, the rate of inflation in Cooper's primary markets has been fairly low. Second, Cooper makes extensive use of the LIFO method of accounting for inventories. The LIFO method results in current inventory costs being matched against current sales dollars, such that inflation affects earnings on a current basis. Finally, many of the assets and liabilities included in Cooper's Consolidated Balance Sheet were recorded in business combinations that were accounted for as purchases. At the time of such acquisitions, the assets and liabilities were adjusted to fair market value and, therefore, the cumulative long-term effect of inflation is reduced.

1994 NET OF TAX EARNINGS

    Net of tax earnings from continuing operations for the year 1994 decreased 2% to $292.8 million compared to $299.0 million in 1993. Net of tax earnings from continuing operations for the year 1994 increased 10% to $297.1 million compared to $270.9 million in 1993, after both years are adjusted to exclude the effect of divestitures and the large power transformer shutdown. This result reflects not only the improved segment operating earnings discussed above but also the benefit of lower interest expense and a positive combined effect from higher general Corporate expenses being more than offset by higher Corporate other income. The lower interest expense results from lower average outstanding debt amounts between the two years partially offset by higher interest rates, particularly in the latter part of 1994. The higher Corporate income is primarily attributable to a full year's benefit from the Belden tax sharing agreement compared with only one quarter in 1993 and a gain on the sale of a Corporate airplane. The higher general Corporate expenses are primarily attributable to increased benefit costs with higher pension and ESOP matching expense being the primary factors. These amounts were partially offset by a 1.1 percentage point increase in Cooper's overall effective tax rate. This increase resulted from the 1% increase in the U.S. Federal tax rate that occurred in 1993. In 1993, the rate increase was almost entirely offset by a related adjustment of deferred tax balances, while in 1994 there was no comparable offset.


1993 NET OF TAX EARNINGS

    Net of tax earnings from continuing operations for the year 1993 increased 25% to $299.0 million compared to $239.6 million in 1992. This improvement reflects the higher operating earnings discussed previously, augmented by lower interest and corporate general expenses partially offset by the effect of a higher tax rate. Interest expense decreased 13% or $11.6 million primarily as a result of lower interest rates. During 1993, Cooper's interest rate swaps resulted in $2.8 million of higher interest expense than would have resulted if Cooper's expense had been based on the actual floating-rate of its commercial paper borrowings. The interest rate swaps have been considered to relate entirely to continuing operations. See Note 11 of the Notes to Consolidated Financial Statements for further information on Cooper's debt structure and the statement of Consolidated Cash Flows for information regarding debt activity. General Corporate expenses declined as a result of management's focus on cost controls during the year. The effective tax rate for continuing operations increased 2% from 1992's rate, which was favorably impacted by a nonrecurring tax adjustment.


1992 NET OF TAX EARNINGS

    Net of tax earnings from continuing operations for the year 1992 increased 4% to $239.6 million compared with $231.2 million in 1991. Improved operating performance was almost entirely offset by the current year effect of the accounting principle changes such that lower interest expense (partially offset by higher corporate general expense) and a reduction in the effective tax rate accounted for essentially all of the year-to-year increase. Interest expense declined 26% to $93 million for the year. Lower debt levels during most of the year, largely due to strong operating cash flows, combined with lower effective borrowing rates resulted in the decrease. General Corporate expenses increased $10 million and the effective tax rate declined by 4.3%, largely due to the nonrecurring tax adjustment discussed previously.


DISCONTINUED OPERATIONS

  Revenues and Earnings

    Cooper's consolidated results for 1994 include income from the operations of the discontinued businesses of $.3 million before the $313 million, net of tax, charge related to the decision to discontinue the P&I segment. These amounts are based on results of operations through September 30, 1994 and do not include results with respect to the fourth quarter of 1994. Under rules governing the accounting for discontinued operations, the estimated results for the fourth quarter of 1994 were included as part of the $313 million charge. Following the completion of the Exchange Offer, earnings estimates covering the period from October 1, 1994 until the completion of the Exchange Offer, as well as other estimates that comprised the $313 million, will be adjusted to actual results. Although not included as part of Cooper's consolidated results, except by virtue of the aforementioned estimate, the actual fourth quarter results for the discontinued operations reflected a net of tax loss of approximately $1 million, which was in line with expectations. Revenues for the full year were $1.11 billion, compared with 1993 revenues of $1.50 billion, representing a 26% decline. Excluding the effects of the spin-off of Gardner Denver Machinery
Inc. during 1994, the decline in revenues was 22%. This decline resulted primarily from the drop in oil prices in late 1993 that caused many of the customers for products produced by the discontinued operations to delay or cancel placing anticipated orders. The magnitude and suddenness of the downturn exceeded the ability of the operations to reduce costs, resulting in a significant decline in margins. In addition, competitive pricing caused margins to decline even further.

     The $313 million charge recorded by Cooper in the third quarter of 1994 was composed of the following:

                                                      (Millions)
     Estimated difference between historical
      cost of Cooper's investment in Cooper
      Cameron Corporation and market value
      of Cooper Cameron Corporation's
      equity during first few days following
      expiration date of the Exchange Offer           $ 288.0

    Cooper Cameron Corporation estimated
      operating loss during the period of
      October 1, 1994 through the
      expiration date                                     9.8

    Transaction costs                                    15.2
                                                      -------

         Total                                        $ 313.0
                                                      =======


    Each of the amounts shown above is net of any applicable tax deductions. The estimated market value of Cooper Cameron Corporation's equity was determined by the Company with the advice of its financial advisors based on Cooper Cameron Corporation's historical and projected results of operations and cash flows as well as market comparables for a selected group of "peer" companies. Following completion of the Exchange Offer each of the above estimates will be adjusted to reflect actual amounts. Through December 31, 1994, the Company did not believe that it had additional information that would require or justify any adjustment to the September estimates. Under the provisions of the Asset Transfer Agreement between Cooper and Cooper Cameron Corporation, Cooper Cameron Corporation is responsible, other than for certain agreed amounts of estimated operating losses, for its cash requirements between October 1, 1994 and the expiration date of the Exchange Offer. As a result, the effect of Cooper Cameron Corporation's operations on Cooper's liquidity and cash flows during the phase out period is predictable and small. Other than income tax liabilities for periods prior to the completion of the Exchange Offer, Cooper is not retaining any liabilities with respect to the discontinued operations.

    Income from discontinued operations was $68.1 million in 1993, compared with $121.7 million in 1992. Revenues declined 10% to $1.50 billion in 1993, compared with $1.67 billion in 1992. Excluding the effects attributable to the early 1993 disposition of the mining and construction operations, the revenue decline was 6%. Earnings declined primarily because of the decrease in revenues, caused by the continued decline in worldwide oil and gas production and transmission projects and augmented by the fourth-quarter drop in oil prices. The depressed market conditions and the resulting pricing pressures caused margins to shrink faster than management's ability to adjust short-term operating levels. Although selling and administrative expenses declined significantly, they were slightly higher than the previous year as a percentage of revenues due to the severity of the revenue decline.

    Revenues were $1.67 billion in 1992, compared with $1.85 billion in 1991. Income from discontinued operations was $121.7 million in 1992, compared with $162.0 million in the previous year. The decline in demand for domestic oil and gas exploration and production equipment due to the general condition of the domestic energy markets, coupled with weak markets for industrial equipment, had a significant, unfavorable impact on the earnings of the discontinued operations. Sales declined faster than Cooper's ability to adjust selling and administrative expenses in the short term, further contributing to the decline.

FULLY DILUTED EARNINGS PER SHARE

    Earnings per fully diluted share declined from income of $2.75 in 1993 to a loss of $.64 in 1994. Income from continuing operations decreased from $2.15 per share to $2.10 per share, while discontinued operations fell from income of $.60 per share to a loss of $2.74 per share. Excluding the charge for discontinued operations of $313 million or $2.74 per share recognized in the third quarter of 1994, income from discontinued operations declined from income of $.60 per share in 1993 to less than $.01 per share in 1994. The same factors discussed above led to the changes in share earnings.

    Earnings per fully diluted share increased to $2.75 in 1993, up 1% from 1992's income before the cumulative effect of changes in accounting principles. Income from continuing operations improved from $1.64 per share in 1992 to $2.15 per share in 1993, while per-share earnings from discontinued operations fell from $1.07 in 1992 to $0.60 in 1993. The same factors discussed above contributed to the change in fully diluted share earnings, partially offset by a higher number of shares utilized in the calculation. The number of weighted average shares used in the fully diluted earnings per share computation was
114.2 million in 1993 compared with 113.8 million in 1992. In addition to normal annual activity, the increase in shares reflects the issuance of 475,256 shares in September 1993 in connection with Cooper's biennial employee stock purchase program as further discussed in Note 15 of the Notes to Consolidated Financial Statements.

    Earnings per fully diluted share before the cumulative effect of changes in accounting principles decreased from $3.01 in 1991 to $2.71 in 1992. Income from continuing operations decreased from $1.78 per share to $1.64 per share, while discontinued operations fell from $1.23 per share to $1.07 per share in 1992. That continuing operations' fully diluted earnings per share would decline by 14 cents, while net of tax income is increasing by $8.4 million is an anomaly created by the rules governing the computations of earnings per share when multiple computations are involved. Under these rules all earnings per share amounts must be computed utilizing the same computation even though one of the computations results in an "anti-dilutive" result, which is normally not allowed. The situation arose in 1991 when the shares issuable with respect to the $1.60 Convertible Exchangeable Preferred Stock ("$1.60 Preferred Stock") are more dilutive to net income than the dividend with respect to the $1.60 Preferred Stock. The cumulative effect of changes in accounting principles during 1992 amounted to $5.19 per fully diluted share, resulting in a net loss for the year of $2.48 per share. The same factors discussed above led to the decline in share earnings. The assumed conversion of the 7% debentures and the $1.60 Preferred Stock into Common stock was anti-dilutive at the net income level in 1992; therefore, conversion was not assumed in the 1992 computation of share earnings.


EARNINGS OUTLOOK

    Assuming a reasonably stable or growing economy, Cooper currently expects each of its segments to grow steadily during 1995. The performance of the Electrical Products and Tools & Hardware segments should reflect the expected improvement in domestic and international markets and gains from revenue-growth and cost-improvement programs. The Automotive Products segment should continue to benefit from actions taken to make its operations more efficient and from a renewed focus on customer service. In addition to anticipated segment growth, the exchange of the $1.60 Preferred Stock into 7.05% Convertible Subordinated Debentures will provide approximately $20 million of additional income in the earnings per share calculation, while the Cooper Cameron Exchange Offer will aid earnings per share by reducing outstanding shares of Cooper Common stock.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

  Working Capital

    For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable and accrued liabilities, excluding the initial effects of acquisitions and divestitures, as well as foreign currency translation, nonrecurring income and expense items, and the cumulative effect of accounting changes and after the restatement to reflect discontinued operations.

    During 1994, operating working capital increased by $106 million, reflecting increases in receivables and inventories partially offset by higher accounts payable and accrued liabilities. The increase in receivables resulted from the revenues growth discussed previously as well as an industry wide trend to increased use of extended terms for receivables as a basis for competition. The increase in inventory occurred in all three segments and resulted from revenue growth in addition to initially higher inventory levels related to various warehouse and other consolidation projects. While the current levels of operating working capital will not, in management's judgment, seriously constrain Cooper's overall liquidity or capital resources, they do represent an area of opportunity for significant future reductions. Realization of these reductions is receiving increased management attention.

    During 1993, operating working capital decreased by $23 million. Higher receivables at year-end 1993 were more than offset by reductions in inventories and increases in accounts payable and accrued liabilities compared with the previous year-end. The decrease in inventories was primarily due to effective working capital management. The increase in receivables and accounts payable and accrued liabilities was due to normal operating activities.

    During 1992, operating working capital increased by $57 million. This change was comprised of higher receivables and lower inventories and accounts payable and accrued liabilities, resulting primarily from normal operating activity.

  Cash Flows

    During 1994, net cash flows from the operating activities of continuing operations totaled $321 million. These cash flows as well as the $40 million of net cash flows generated by the discontinued operations and other miscellaneous cash flows totaling a net of $27 million covered all but $27 million of the $415 million used for dividends and capital expenditures. This $27 million combined with the $281 million utilized for acquisitions and the $107 million of taxes paid with respect to the 1993 gain on sale of Belden accounts for the debt increase of $415 million.

    As discussed under "Nonrecurring Items" above, during 1992 and 1993, Cooper accelerated consideration of a number of projects that involved additional cash flows during 1994 and will continue to require cash for the next several years. Since the timing of the various projects is within management's control and discretion, the Company does not believe that the resources required for the completion of these projects will strain Cooper's overall liquidity or capital resources.

    During 1993, net cash flows from continuing operating activities were $478 million. These cash flows were augmented by proceeds from the disposition of businesses of $396 million (including approximately $390 million from the sale of Belden), proceeds from sales of fixed assets of $17 million, proceeds from stock option and other plans of $12 million, and $36 million of cash flow provided by discontinued operations. These cash flows allowed Cooper to fund capital expenditures of $188 million, dividends of $203 million and acquisitions of $101 million, and to reduce indebtedness by $453 million.

    During 1992, net cash flows from continuing operating activities totaled $356 million. These positive cash flows, along with $39 million of proceeds from business divestitures, $19 million from sales of plant and equipment, $45 million from stock option and other plans, and $213 million of cash flows provided by discontinued operations allowed Cooper to expend $638 million on acquisitions and $182 million on capital expenditures and to pay $193 million of dividends, while only increasing outstanding indebtedness, exclusive of debt assumed in acquisitions, by $334 million.

    In connection with accounting for purchase business combinations, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing Cooper operations. Cash flow from operating activities for each of the three years in the period ended December 31, 1994 is reduced by the amounts expended on the various accruals established in connection with each acquisition. The following table reflects the remaining accruals at the end of each period and the activity in the three-year period ended December 31, 1994:


For Year Ended December 31, 1992          Champion       Moog        Other
--------------------------------          --------      ------      -------
SYSTEMS INTEGRATION:
  January 1, 1992                          $ 37.2       $    -      $  6.3
  Spending                                   (3.9)           -        (1.0)
  Reclassifications                         (11.3)           -         0.2
  Current year acquisitions                     -          7.1         0.2
  Translation                                (0.9)           -           -
                                           ------       ------      ------
  December 31, 1992                        $ 21.1       $  7.1      $  5.7
                                           ======       ======      ======

PLANT SHUT-DOWN AND REALIGNMENT:
  January 1, 1992                          $146.3       $    -      $ 15.0
  Spending                                  (54.2)           -       (13.0)
  Reclassifications                          16.8            -         8.6
  Current year acquisitions                     -         14.3           -
  Translation                               (10.8)           -           -
                                           ------       ------      ------
  December 31, 1992                        $ 98.1       $ 14.3      $ 10.6
                                           ======       ======      ======

OTHER FACILITY RELOCATIONS
 AND SEVERANCE:
  January 1, 1992                          $ 11.5       $    -      $  0.9
  Spending                                   (1.5)           -        (1.2)
  Reclassifications                          (7.5)           -         1.1
  Current year acquisitions                     -          1.0         1.0
  Translation                                 0.1            -           -
                                           ------       ------      ------
  December 31, 1992                        $  2.6       $  1.0      $  1.8
                                           ======       ======      ======

OTHER REALIGNMENT AND INTEGRATION:
  January 1, 1992                          $ 13.0       $    -      $  0.6
  Spending                                   (3.3)           -        (1.5)
  Reclassifications                          (3.6)           -         0.3
  Current year acquisitions                     -          0.4         2.5
  Translation                                (0.2)           -           -
                                           ------       ------      ------
  December 31, 1992                        $  5.9       $  0.4      $  1.9
                                           ======       ======      ======


For Year Ended December 31, 1993          Champion       Moog        Other
--------------------------------          --------      ------      -------
SYSTEMS INTEGRATION:
  January 1, 1993                          $ 21.1       $  7.1      $  5.7
  Spending                                   (2.7)        (0.5)       (1.2)
  Reclassifications                          (3.2)           -        (0.1)
  Changes in estimates                          -          3.8           -
  Current year acquisitions                     -            -         0.7
  Translation                                (0.7)           -           -
                                           ------       ------      ------
  December 31, 1993                        $ 14.5       $ 10.4      $  5.1
                                           ======       ======      ======

PLANT SHUT-DOWN AND REALIGNMENT:
  January 1, 1993                          $ 98.1       $ 14.3      $ 10.6
  Spending                                  (21.1)        (2.5)       (6.7)
  Reclassifications                          11.2            -         1.1
  Changes in estimates                          -          4.8           -
  Current year acquisitions                     -            -        10.4
  Translation                                (6.7)           -         0.1
                                           ------       ------      ------
  December 31, 1993                        $ 81.5       $ 16.6      $ 15.5
                                           ======       ======      ======

OTHER FACILITY RELOCATIONS
 AND SEVERANCE:
  January 1, 1993                          $  2.6       $  1.0      $  1.8
  Spending                                   (2.9)        (3.6)       (1.0)
  Reclassifications                           6.1            -        (0.3)
  Changes in estimates                          -          7.4           -
  Current year acquisitions                     -            -         7.8
                                           -------      ------      ------
  December 31, 1993                        $  5.8       $  4.8      $  8.3
                                           ======       ======      ======

OTHER REALIGNMENT AND INTEGRATION:
  January 1, 1993                          $  5.9       $  0.4      $  1.9
  Spending                                   (3.5)        (0.5)       (0.5)
  Reclassifications                           0.1            -         0.6
  Changes in estimates                          -          1.6           -
  Current year acquisitions                     -            -         0.9
  Translation                                 0.3            -           -
                                           ------       ------      ------
  December 31, 1993                        $  2.8       $  1.5      $  2.9
                                           ======       ======      ======



For Year Ended December 31, 1994          Champion       Moog        Other
--------------------------------          --------      ------      -------
SYSTEMS INTEGRATION:
  January 1, 1994                          $ 14.5       $ 10.4      $  5.1
  Spending                                   (2.9)        (2.1)       (1.7)
  Reclassifications                          (5.5)        (1.7)          -
  Current year acquisitions                     -            -         0.6
  Translation                                 0.1            -           -
                                           ------       ------      ------
  December 31, 1994                        $  6.2       $  6.6      $  4.0
                                           ======       ======      ======

PLANT SHUT-DOWN AND REALIGNMENT:
  January 1, 1994                          $ 81.5       $ 16.6      $ 15.5
  Spending                                  (22.9)       (10.0)       (9.6)
  Reclassifications                           6.1          0.9        (0.5)
  Current year acquisitions                     -            -        10.6
  Translation                                 6.0            -         0.4
                                           ------       ------      ------
  December 31, 1994                        $ 70.7       $  7.5      $ 16.4
                                           ======       ======      ======

OTHER FACILITY RELOCATIONS
 AND SEVERANCE:
  January 1, 1994                          $  5.8       $  4.8      $  8.3
  Spending                                   (2.5)        (2.4)       (5.4)
  Reclassifications                          (2.0)         1.5        (1.8)
  Current year acquisitions                     -            -         0.6
                                           ------       ------      ------
  December 31, 1994                        $  1.3       $  3.9      $  1.7
                                           ======       ======      ======

OTHER REALIGNMENT AND INTEGRATION:
  January 1, 1994                          $  2.8       $  1.5      $  2.9
  Spending                                   (0.5)        (0.4)       (0.9)
  Reclassifications                          (1.1)        (0.8)        0.5
                                           ------       ------      ------
  December 31, 1994                        $  1.2       $  0.3      $  2.5
                                           ======       ======      ======

    Systems Integration accruals represent the costs to terminate existing contracts and integrate manufacturing, sales and marketing, financial and payroll systems into existing Cooper systems. Integration costs include software documentation, contract programming, consulting and training costs. Hardware and new system development costs are capitalized. Plant Shut-down and Realignment costs include the costs to terminate personnel, shut-down the facilities, terminate leases and similar costs. The shut-down of the Champion Toledo and Detroit manufacturing facilities resulted in spending of $20 million, $7.6 million and $7.1 million in 1992, 1993 and 1994, respectively. In 1992, $15.4 million was also incurred in the shut-down of the Windsor Canada manufacturing facility. The remainder of the Champion spending in the three-year period ended December 31, 1994 related to downsizing and consolidating international facilities in Mexico, Venezuela, Belgium and the United Kingdom. The majority of the Moog spending was related to the shut-down of the St. Louis manufacturing facility. Other Facility Relocations and Severance includes costs to consolidate sales and marketing operations of the acquired company into Cooper operations, termination costs of redundant personnel and other costs related to integrating the acquired company into Cooper operations, including the shut-down of redundant warehouses and the acquired companies' headquarters. Other Realignment and Integration costs include costs to liquidate joint ventures, exit product lines and miscellaneous costs.

    During the three-year period ended December 31, 1994, no accruals were reversed to income. Reclassifications represent revisions to the initial accruals based on updated estimates of the actual costs to be incurred in each project. The reclassifications include excess amounts in 1992 of $4.6 million and in 1993 of $15.5 million and a deficit amount of $4.4 million in 1994, in each case reclassified from other accrued liability accounts. Changes in estimates represent adjustments to goodwill for finalization of the purchase price allocation recorded in the previous year. Substantially all spending related to these accruals represented cash outlays by Cooper. The amounts related to the acquisitions of Abex on the last business day of December 1994 and Zanxx in November 1994 that are included in other are preliminary estimates that will be finalized in 1995.

    As reflected in the preceding table, Cooper has spent $187 million over the last three years in revitalization and integration of acquired businesses, including $122 million with respect to Champion Spark Plug. An additional $122 million remains to be spent, including $79 million related primarily to Champion's international operations. When the planned changes in Europe are completed, these expenditures will have transformed Champion from a business with extensive amounts of excess capacity in an industry with diminishing product demand to a modern, streamlined business with capacity in line with anticipated market demand. The Company believes that its earnings and resulting cash flows are already benefitting from the projects completed to date and will have incremental benefits as the planned European consolidation is completed. While the future cash requirements for completing the European project are substantial, the Company does not believe that they will impair the Company's overall financial flexibility. A substantial amount of the Champion European spending is anticipated to occur in 1996 with the shut-down of a Belgian manufacturing facility. The majority of the remaining accruals are anticipated to be spent in 1995 through 1997.

  Debt

    The ratio of continuing operations' debt to total capitalization at December 31, 1992 was 36.2% compared with 27.5% at year-end 1993 and 36.3% at year-end 1994. The decrease between 1992 and 1993 was primarily attributable to the sale of Belden, while the increase between 1993 and 1994 reflects not only a higher debt level but also a reduction in shareholders' equity. The increase in debt was discussed above under "Cash Flows" while the notable items with respect to the equity reduction were the $313 million net of tax charge with respect to the discontinuance of the P&I segment and the $153 million special dividend related to the spin-off of Gardner Denver Machinery Inc. See Notes 1 and 3 of the Notes to Consolidated Financial Statements for additional information.

    As a result of the exchange on January 1, 1995 of the $1.60 Preferred Stock for 7.05% Convertible Subordinated Debentures, Cooper's debt to total capitalization ratio increased to 52%. See Note 11 for further information on the terms of the debentures. When the Exchange Offer with respect to the split-off of P&I is completed, Cooper will reduce shareholders' equity by an additional approximately $650 million less, as described in Note 1 to the Consolidated Financial Statements, the effect of any shares of Cooper Cameron Common stock retained by Cooper either through an adjustment of the 1994 earnings charge related to the discontinuance of P&I or by a direct adjustment to shareholders' equity. If this adjustment and the exchange of the $1.60 Preferred occurred at December 31, 1994, Cooper's debt to total capitalization ratio would have increased to 62%. As a result of these significant anticipated changes in Cooper's debt to total capitalization ratio, meetings were held in November 1994 with the various rating agencies that assign ratings to the short-term and long-term debt instruments issued by public companies such as Cooper. These meetings resulted in no change from one agency, a small downgrade by one agency and the placement of Cooper on a "watch list" by a third agency. These changes increased the cost of Cooper's commercial paper borrowing by 5/100ths of one percent which will result in an increase in Cooper's interest expense of approximately $.6 million at current borrowing levels.

    As a result of the anticipated higher than normal debt ratio discussed above, Cooper will be placing increased emphasis on maximizing the cash flows from its operations, reducing its investment in working capital. In addition, Cooper will take other appropriate actions to ensure that the debt ratio can be returned to Cooper's target range of 35 to 45%.

  Capital Expenditures and Commitments

    Capital projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand product capacity have increased from $182 million in 1992 to $188 million in 1993 and $209 million in 1994. At December 31, 1994, commitments for capital expenditures amounted to $162 million, compared with $217 million at year-end 1993. This decrease reflects the heightened emphasis on cash flows discussed above. The commitments for 1995 include approximately $43 million for capacity expansion, $76 million for machinery and equipment modernization and enhancement, $17 million for various computer hardware and software projects, $6 million related to environmental matters and $20 million for other items.

  Financial Position

    Cooper's financial position reflects the various factors discussed previously under "Revenues", "Nonrecurring Items", "Operating Earnings", "Working Capital", "Cash Flows", "Debt", and "Capital Expenditures and Commitments".

    The increases in plant and equipment and intangibles are primarily attributable to the acquisitions that occurred in 1994. The decrease in other long-term liabilities resulted from the normal movement of accruals between long-term and current and a reduction in Cooper's minimum pension liability. The increase in other noncurrent assets related primarily to Cooper's investments in equity securities. Other changes in the various components of Cooper's financial position were the result of normal operating activities.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COOPER INDUSTRIES, INC.


 Date:  May 25, 1995                     By:   /s/  D. BRADLEY MCWILLIAMS
       -----------------                     -------------------------------

                                             (D. Bradley McWilliams
                                              Senior Vice President, Finance
                                              and authorized to sign on
                                              behalf of the Registrant)