Form 10-Q
period 1995-06-30
COOPER INDUSTRIES INC
filed 1995-08-14
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------


Commission File Number                       1-1175
                       ---------------------------------------------------------

                            Cooper Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Ohio                                         31-4156620
--------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


      1001 Fannin, Suite 4000                           Houston, Texas 77002
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                (713) 739-5400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .
    -----     -----

Number of shares outstanding of issuer's common stock as of July 31, 1995 was 107,605,896.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS


                                                                                  Second Quarter Ended
                                                                                        June 30,
                                                                              ----------------------------
(millions except per share data)                                                1995                1994
                                                                              --------            --------
REVENUES . . . . . . . . . . . . . . . . . . . . . .                          $1,268.1            $1,173.9
                                                                              --------            --------
COSTS AND EXPENSES

Cost of sales  . . . . . . . . . . . . . . . . . . .                             834.7               769.6
Depreciation and amortization  . . . . . . . . . . .                              54.6                48.5
Selling and administrative expenses  . . . . . . . .                             198.9               201.7
Interest expense . . . . . . . . . . . . . . . . . .                              39.5                16.9
                                                                              --------            --------

                                                                               1,127.7             1,036.7
                                                                              --------            --------

  Income before income taxes . . . . . . . . . . . .                             140.4               137.2

Income taxes . . . . . . . . . . . . . . . . . . . .                              57.6                57.9
                                                                              --------            --------

Income from continuing operations  . . . . . . . . .                              82.8                79.3

Income from discontinued operations. . . . . . . . .                                 -                 4.3

Charge for discontinued operations . . . . . . . . .                            (186.6)                  -
                                                                              --------            --------

Net income (loss). . . . . . . . . . . . . . . . . .                            (103.8)               83.6

Preferred dividends  . . . . . . . . . . . . . . . .                                 -                13.3
                                                                              --------            --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK . . . .                          $ (103.8)           $   70.3
                                                                              ========            ========

INCOME (LOSS) PER COMMON SHARE:

Primary:
  Continuing operations  . . . . . . . . . . . . . .                          $    .71            $    .58
  Net income (loss)  . . . . . . . . . . . . . . . .                          $   (.89)           $    .62

Fully Diluted:
  Continuing operations  . . . . . . . . . . . . . .                          $    .68            $    .58
  Net income (loss)  . . . . . . . . . . . . . . . .                          $   (.89)           $    .62

DIVIDENDS PER COMMON SHARE . . . . . . . . . . . . .                          $    .33            $    .33


The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                              ----------------------------
(millions except per share data)                                                1995                1994
                                                                              --------            --------
REVENUES . . . . . . . . . . . . . . . . . . . . . .                          $2,391.3            $2,211.7
                                                                              --------            --------

COSTS AND EXPENSES

Cost of sales  . . . . . . . . . . . . . . . . . . .                           1,583.0             1,461.9
Depreciation and amortization  . . . . . . . . . . .                             106.1                96.5
Selling and administrative expenses  . . . . . . . .                             389.8               391.4
Interest expense . . . . . . . . . . . . . . . . . .                              77.8                33.1
                                                                              --------            --------
                                                                               2,156.7             1,982.9
                                                                              --------            --------
  Income before income taxes . . . . . . . . . . . .                             234.6               228.8
Income taxes . . . . . . . . . . . . . . . . . . . .                              96.5                97.3
                                                                              --------            --------
Income from continuing operations  . . . . . . . . .                             138.1               131.5
Income from discontinued operations. . . . . . . . .                                 -                  .5
Charge for discontinued operations . . . . . . . . .                            (186.6)                  -
                                                                              --------            --------
Net income (loss). . . . . . . . . . . . . . . . . .                             (48.5)              132.0
Preferred dividends  . . . . . . . . . . . . . . . .                                 -                26.6
                                                                              --------            --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK . . . .                          $  (48.5)           $  105.4
                                                                              ========            ========

INCOME (LOSS) PER COMMON SHARE:

Primary:
  Continuing operations  . . . . . . . . . . . . . .                          $   1.19            $    .92
  Net income (loss)  . . . . . . . . . . . . . . . .                          $   (.42)           $    .93

Fully Diluted:
  Continuing operations  . . . . . . . . . . . . . .                          $   1.15            $    .92
  Net income (loss)  . . . . . . . . . . . . . . . .                          $   (.42)           $    .93

DIVIDENDS PER COMMON SHARE:

  Cash . . . . . . . . . . . . . . . . . . . . . . .                          $    .66            $    .66
  Stock of Gardner Denver Machinery Inc., at
    equivalent net book value per Cooper
    Common share . . . . . . . . . . . . . . . . . .                          $      -            $  1.321


The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                              June 30,         December 31,
(millions)                                                                     1995                1994
                                                                             ---------         ------------
ASSETS

Cash and cash equivalents . . . . . . . . . . . . .                           $   13.1            $   25.3
Receivables . . . . . . . . . . . . . . . . . . . .                              918.2               904.4
Inventories . . . . . . . . . . . . . . . . . . . .                            1,002.4               988.5
Other . . . . . . . . . . . . . . . . . . . . . . .                              157.4               182.0
                                                                              --------            --------
  Total current assets  . . . . . . . . . . . . . .                            2,091.1             2,100.2
                                                                              --------            --------
Net assets of discontinued operations . . . . . . .                                  -               646.4
Plant and equipment, at cost, less depreciation . .                            1,199.4             1,187.5
Intangibles, less amortization  . . . . . . . . . .                            2,124.4             2,153.9
Deferred income taxes, investments and
  other assets  . . . . . . . . . . . . . . . . . .                              396.7               312.7
                                                                              --------            --------
    TOTAL ASSETS  . . . . . . . . . . . . . . . . .                           $5,811.6            $6,400.7
                                                                              ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt . . . . . . . . . . . . . . . . . .                           $  130.2            $  179.2
Accounts payable and accrued liabilities  . . . . .                            1,154.1             1,133.1
Accrued income taxes  . . . . . . . . . . . . . . .                               37.1                 1.7
Current maturities of long-term debt  . . . . . . .                               63.0                19.1
                                                                              --------            --------
  Total current liabilities . . . . . . . . . . . .                            1,384.4             1,333.1
                                                                              --------            --------
Long-term debt  . . . . . . . . . . . . . . . . . .                            1,886.2             1,361.9
Postretirement benefits other than pensions . . . .                              630.4               638.0
Deferred income taxes and
  other long-term liabilities . . . . . . . . . . .                              331.4               326.6
                                                                              --------            --------
    Total liabilities . . . . . . . . . . . . . . .                            4,232.4             3,659.6
                                                                              --------            --------
$1.60 Convertible Exchangeable Preferred stock  . .                                  -                30.6
Common stock  . . . . . . . . . . . . . . . . . . .                              537.8               584.6
Capital in excess of par value  . . . . . . . . . .                              133.3             1,176.5
Retained earnings . . . . . . . . . . . . . . . . .                            1,029.8             1,153.4
Unearned employee stock ownership plan
  compensation  . . . . . . . . . . . . . . . . . .                             (128.6)             (147.4)
Minimum pension liability . . . . . . . . . . . . .                              (55.0)              (55.0)
Translation component . . . . . . . . . . . . . . .                              (46.1)              (49.4)
Unrealized net gain on investments, net of taxes  .                              108.0                47.8
                                                                              --------            --------
    Total shareholders' equity  . . . . . . . . . .                            1,579.2             2,741.1
                                                                              --------            --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . .                           $5,811.6            $6,400.7
                                                                              ========            ========


The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  -------------------------
(millions)                                                                          1995             1994
                                                                                  --------         --------
Cash flows from operating activities:
  Net income (loss) .  . . . . . . . . . . . . . . . .                            $ (48.5)         $ 132.0
  Less: (Income) loss from discontinued operations . .                              186.6              (.5)
                                                                                  -------          -------
    Income from continuing operations  . . . . . . . .                              138.1            131.5
  Adjustments to reconcile to net cash provided
    by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . .                               68.1             62.6
      Amortization . . . . . . . . . . . . . . . . . .                               38.0             33.9
      Increase in deferred income taxes  . . . . . . .                                8.5             29.7
      Changes in assets and liabilities:(1)
        Receivables  . . . . . . . . . . . . . . . . .                              (11.1)           (45.5)
        Inventories  . . . . . . . . . . . . . . . . .                               (5.5)           (80.8)
        Accounts payable and accrued liabilities . . .                               51.6            (27.3)
        Accrued income taxes . . . . . . . . . . . . .                               37.4             11.1
        Other assets and liabilities, net  . . . . . .                               51.2            (19.6)
                                                                                  -------          -------
          Net cash provided by operating activities. .                              376.3             95.6
                                                                                  -------          -------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . .                              (89.3)           (97.6)
  Taxes paid in 1994 with respect to 1993 gain
    on the sale of Belden Inc. . . . . . . . . . . . .                                  -           (107.3)
  Proceeds from sales of plant and equipment . . . . .                                7.4              6.1
  Acquisitions and divestitures. . . . . . . . . . . .                               (3.1)             1.3
                                                                                  -------          -------
          Net cash used for investing activities . . .                              (85.0)          (197.5)
                                                                                  -------          -------
Cash flows from financing activities:
  Additions to debt  . . . . . . . . . . . . . . . . .                               55.9            484.5
  Reductions of debt . . . . . . . . . . . . . . . . .                             (232.7)          (256.9)
  Dividends  . . . . . . . . . . . . . . . . . . . . .                              (90.0)          (101.9)
  Purchase of treasury shares. . . . . . . . . . . . .                                  -            (19.9)
  Activity under stock option and other plans  . . . .                               10.5             14.0
                                                                                  -------          -------
          Net cash provided by (used by)
            financing activities . . . . . . . . . . .                             (256.3)           119.8
                                                                                  -------          -------
Cash flows used by discontinued operations . . . . . .                              (47.7)           (14.8)
Effect of translation on cash and cash equivalents . .                                 .5             (3.2)
                                                                                  -------          -------
Decrease in cash and cash equivalents  . . . . . . . .                              (12.2)             (.1)
Cash and cash equivalents, beginning of period . . . .                               25.3             13.0
                                                                                  -------          -------
Cash and cash equivalents, end of period . . . . . . .                            $  13.1          $  12.9
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

Note 2.  Discontinued Operations

         In September 1994, the Company announced its decision to establish its petroleum and industrial equipment business as an independent, publicly traded company through an exchange offer with Cooper's Common shareholders. In the third quarter of 1994, Cooper recorded a charge of $313 million, net of $7.9 million of taxes, ($2.74 per share) for the estimated loss on the split-off of Cooper Cameron Corporation ("Cooper Cameron"). The estimated loss was composed of the difference between the historical cost of Cooper's investment in Cooper Cameron and the estimated market value ($288 million), Cooper Cameron's estimated operating loss during the period October 1, 1994 through the projected date Cooper Cameron would become a public company ($9.8 million) and transaction costs ($15.2 million).

         Cooper completed the exchange offer on June 30, 1995, at which time 9.5 million shares of Cooper common stock were exchanged for 85.5% of Cooper
Cameron common stock. Cooper retained a 14.5% interest in Cooper Cameron. In the second quarter of 1995, Cooper recorded a charge of $186.6 million to reflect the actual loss on the split-off of Cooper Cameron. The charge was composed of the difference between the historical cost of Cooper's investment in Cooper Cameron remaining after the September 1994 estimated charge and the market value of Cooper Cameron common stock during the first few days the common stock traded on a national exchange ($162.8 million), additional Cooper Cameron operating losses during the period October 1, 1994 through June 30, 1995 ($20.3 million) and additional transaction costs ($3.5 million). The additional operating losses and transaction costs resulted primarily from the delay in completing the exchange transaction when originally anticipated and the recording by Cooper Cameron of a $17 million pretax charge in the second quarter of 1995 for the write down of receivables due from customers in Iran.
In connection with receiving a private letter ruling from the Internal Revenue Service to the effect that, among other things, the exchange transaction will qualify as a tax free distribution to Cooper and its shareholders, Cooper has committed that it will vote the Cooper Cameron common stock retained in proportion to the votes cast by other shareholders and dispose of the shares no later than five years subsequent to June 30, 1995.

         As a consequence of treating this segment as "discontinued", Cooper's results of operations and related footnote data for the period ended June 30, 1994 presented herein have been restated to exclude the results of the Petroleum & Industrial Equipment segment from revenues and other components of income from continuing operations. The discontinued segment results prior to September 30, 1994 are presented separately in a single, net-of-tax caption "Income from

Discontinued Operations". Results under the caption "Net Income" remain unchanged.

         As part of the restatement, the $375 million of debt allocated to the discontinued operations has been considered to be fixed and to relate historically to the discontinued operations. As a result, the income from discontinued operations reflects interest expense on debt of $375 million for the period ended June 30, 1995 and $445 million for the period ended April 15, 1994 (includes $70 million of indebtedness that was allocated to Gardner Denver Machinery Inc. in connection with that spin-off) at the relevant Cooper interest rate ($11.9 million and $9.3 million in the first half of 1995 and 1994, respectively). The interest rates utilized are the actual rates for borrowings specifically identifiable with the respective businesses, with Cooper's average cost of commercial paper borrowing applied to the residual. Actual cash provided by or utilized in the discontinued operations, including the payment by Cooper of all U.S. Federal, foreign and state and local income taxes related to the discontinued operations, was provided by or used in Cooper's continuing operations such that the indebtedness of the discontinued operations remains constant from year to year.

         Revenues from discontinued operations were $523.1 million and $578.9 million in the first half of 1995 and 1994, respectively.

Note 3.  Interest and Taxes Paid

         Total interest paid during the first six months of 1995 and 1994 amounted to $65.7 million and $41.1 million, respectively. Cash payments for income taxes during the first six months of 1995 and 1994 amounted to $56.2 million and $150.5 million, respectively.


Note 4.  Inventories

                                                                       June 30,             December 31,
(millions)                                                              1995                    1994
                                                                      ---------             ------------
Raw materials . . . . . . . . . . . . . . .                            $  294.9               $  265.1
Work-in-process . . . . . . . . . . . . . .                               209.5                  203.5
Finished goods  . . . . . . . . . . . . . .                               551.2                  563.7
Perishable tooling and supplies . . . . . .                                58.0                   55.4
                                                                       --------               --------
                                                                        1,113.6                1,087.7
Less allowances (primarily LIFO
  reserves) . . . . . . . . . . . . . . . .                              (111.2)                 (99.2)
                                                                       --------               --------

                                                                       $1,002.4               $  988.5
                                                                       ========               ========

Note 5.  Income (Loss) Per Common Share

         Primary and fully diluted income (loss) per Common share is computed based on the following information:

                                                            Second Quarter                 Six Months
                                                                Ended                         Ended
(millions)                                                     June 30,                      June 30,
                                                       ----------------------        ----------------------
                                                        1995            1994          1995            1994
                                                       ------          ------        ------          ------
PRIMARY:

  Net income (loss). . . . . . . .                     $(103.8)        $ 83.6        $ (48.5)        $132.0

  Dividends applicable to $1.60
    Convertible Exchangeable
    Preferred stock  . . . . . . .                           -          (13.3)             -          (26.6)
                                                       -------         ------        -------         ------

  Net income (loss) applicable
    to Common stock. . . . . . . .                     $(103.8)        $ 70.3        $ (48.5)        $105.4
                                                       =======         ======        =======         ======

  Average Common shares and
    Common share equivalents . . .                       116.5          114.2          116.4          114.3
                                                       =======         ======        =======         ======


FULLY DILUTED: (1)

  Net income (loss). . . . . . . .                     $(103.8)        $ 83.6        $ (48.5)        $132.0
  Dividends applicable to $1.60
    Convertible Exchangeable
    Preferred stock  . . . . . . .                           -          (13.3)             -          (26.6)
  Net interest expense related
    to the 7.05% Convertible
    Subordinated Debentures  . . .                         7.3              -           14.6              -
                                                       -------         ------        -------         ------

  Net income (loss) applicable
    to Common stock  . . . . . . .
                                                       $ (96.5)        $ 70.3        $ (33.9)        $105.4
                                                       =======         ======        =======         ======

  Average Common shares and
    common share equivalents . . .                       116.5          114.2          116.4          114.3

  Assuming conversion of the 7.05%
    Convertible Subordinated
    Debentures . . . . . . . . . .                        16.8              -           16.8              -
                                                       -------         ------        -------         ------

  Average Common shares and
    Common share equivalents . . .                       133.3          114.2          133.2          114.3
                                                       =======         ======        =======         ======

 (1) The 1995 fully diluted income per Common share from continuing operations is computed based on $90.1 million and $152.7 million of income applicable to Common stock for the second quarter and six months ended June 30, 1995, respectively, and 133.3 million and 133.2 million average Common shares and Common share equivalents for the second quarter and six months ended June 30, 1995, respectively. The 1995 fully diluted net loss is antidilutive, therefore the primary net loss per Common share is reflected as the fully diluted net loss per share.

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

         At June 30, 1995, $790 million of commercial paper and bank loans were reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.


Note 7.  Noncash Investing and Financing Activities

                                                                                     Six Months Ended
                                                                                        June 30,
                                                                               ---------------------------
(millions)                                                                       1995               1994
                                                                               --------           --------
  Employee stock ownership plan principal
    payments and difference between
    Company expense and cash contribution  . . . .                             $  28.0            $  30.2

  Common stock issued for:
    Employee stock ownership plan  . . . . . . . .                                   -               82.3
    Executive restricted stock incentive plan  . .                                   -                 .4

  Unrealized gain on investments, net of tax:
    Adoption of SFAS No. 115 . . . . . . . . . . .                                   -               20.5
    Change in unrealized value of investments  . .                                60.2               13.7

  Distribution of stock in Gardner Denver
    Machinery Inc. . . . . . . . . . . . . . . . .                                   -              152.9

  Exchange of $1.60 Convertible Exchangeable
    Preferred stock into 7.05% Convertible
    Subordinated Debentures. . . . . . . . . . . .                               691.2                  -

  $1.60 Convertible Exchangeable Preferred stock
    issued for conversions of 7% debentures. . . .                                   -                3.4

  Retirement of Cooper Common shares exchanged
    for Cooper Cameron Common shares . . . . . . .                               427.5                  -

Note 8.  Industry Segment Revenues

                                              Second Quarter Ended                  Six Months Ended
                                                    June 30,                            June 30,
                                           ------------------------            -------------------------
(millions)                                   1995              1994(1)           1995               1994(1)
                                           --------          ------            --------           ------
Electrical Products . . . .                $  535.5          $  510.7          $1,016.1           $  966.0

Tools & Hardware  . . . . .                   248.0             229.4             472.0              428.4

Automotive Products . . . .                   476.0             424.5             891.6              800.7

Other . . . . . . . . . . .                     8.6               9.3              11.6               16.6
                                           --------          --------          --------           --------

                                           $1,268.1          $1,173.9          $2,391.3           $2,211.7
                                           ========          ========          ========           ========


  (1) Restated to exclude discontinued operations and combine the Electrical Power Equipment segment with the Electrical Products segment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations:

Second Quarter Ended June 30, 1995 Compared With Second Quarter Ended June 30, 1994

         All comparative 1994 amounts have been restated to separate the Company's Petroleum and Industrial Equipment segment as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements under Item 1. In addition, the Electrical Power Equipment segment has been combined with the Electrical Products segment.

         Income from continuing operations increased 4% to $82.8 million, or $.68 per fully diluted share, compared with $79.3 million or $.58 per share in 1994. Revenues increased 8% to $1.27 billion from $1.17 billion in the second quarter of 1994. The improvement in second quarter earnings resulted from revenue gains from improved market conditions, new product development and acquisitions, and benefits from recent operating efficiency programs. Providing a partial offset was a significant increase in interest expense as a result of the exchange of $1.60 convertible exchangeable preferred stock ("Preferred Stock") for 7.05% convertible subordinated debentures ("Debentures") on January 1, 1995. Higher interest rates also added to interest expense. Income per common share was impacted by the net effect of the elimination of dividends on the Preferred Stock, as a result of the exchange of the Preferred Stock for Debentures, offset by the increased interest expense on the Debentures.

         Net income for the second quarter of 1995 included a net-of-tax earnings charge of $186.6 million related to the split-off of Cooper Cameron Corporation (See Note 2 of the Notes to Consolidated Financial Statements under
Item 1). After the earnings charge, the second quarter reflected a loss of $103.8 million or $.89 per fully diluted share, compared with net income of $83.6 million or $.62 per share in the same period of 1994. The prior year's net income included a $4.3 million contribution from discontinued operations, which consisted primarily of Cooper Cameron Corporation.

Revenues:

         Revenues from continuing operations in the second quarter of 1995 increased 8% compared to the second quarter of 1994. The improvement was due to continued strong domestic markets, rebounding international demand and recent acquisitions. In addition, all three business segments benefited from more aggressive marketing and new products. After excluding the effect of acquisitions and divestitures, revenues were up 5% over the second quarter of 1994.

         Revenues in the Electrical Products segment increased 5% compared to the second quarter of 1994. Adjusted for recent small product line acquisitions and the closure of the large power transformer business, revenues increased 8%. Continued strength in industrial production and commercial and industrial construction and renovation activity benefited sales of electrical circuit protection products, lighting fixtures, and power distribution products. New product introductions also added to revenues for the quarter.

         Tools & Hardware segment revenues increased 8% over the second quarter of 1994. The improvement was fueled by the continued strength in domestic commercial construction and industrial production, which had a beneficial impact on domestic hand tool, power tool, and window treatment operations. The ongoing economic recovery in Europe also contributed to the improvement in each of these operations. Quarter-to-quarter comparisons for this segment are not impacted by recent divestitures or acquisitions.

         Revenues in the Automotive Products segment increased 12% from the
prior year period.   Adjusted for the effect of recent acquisitions and
divestitures, revenues in the Automotive Products segment were up 1%. Improvement in the domestic original equipment market and a recovery in European original equipment and aftermarket demand offset sluggishness in domestic automotive repair and maintenance activity.

Operating Income:

         Consolidated income before interest and taxes increased 17% to $179.9 million for the second quarter of 1995, compared to $154.1 million in 1994. After adjusting for the effects of acquisitions and divestitures, operating income increased 6% over the second quarter of 1994. Selling and administrative expenses decreased both in amount and as a percentage of sales. The improvement resulted from leveraging of fixed costs, as well as various consolidation and relocation programs. The impact of higher revenues, the leveraging of costs, and the benefits of cost improvement programs all contributed to the increase in operating income.

         Operating earnings in the Electrical Products segment increased significantly compared to the second quarter of 1994. Excluding the effects of small product line acquisitions and the closure of the large power transformer business in 1994, operating earnings still reflected a significant increase. The earnings generated from the growth in revenues, facility relocations and consolidations, and the closure of the large power transformer business all contributed to an improvement in operating performance.

         The Tools & Hardware segment reflected a moderate increase in operating earnings compared to the same period last year. The improvement in earnings was driven by the increase in revenues, partially offset by
disruptions from several recent plant consolidation programs.   There are no
acquisitions or divestitures impacting the quarter-to- quarter comparison of operating earnings for this segment.

         Operating earnings of the Automotive Products segment increased moderately over 1994 due to the net effect of 1994 acquisitions and divestitures. Excluding the impact of acquisitions and divestitures, operating earnings for the segment decreased from the prior year, primarily as a result of continued weak domestic aftermarket sales and competitive market conditions.

Interest and Taxes:

         Interest expense of $39.5 million in the second quarter of 1995 reflected an increase of 134% over the same period of the prior year. The increase was due to the exchange of the Company's Preferred Stock for Debentures effective January 1, 1995, and higher interest rates. See Notes 6 and 7 of the Notes to Consolidated Financial Statements under Item 1 for further information.

         The effective tax rate (income tax expense as a percentage of income before taxes) for the second quarter was 41.0% compared to 42.2% for the second quarter of 1994. Relatively fixed nondeductible items, such as goodwill amortization, had less impact on the effective rate in 1995 due to higher projected earnings for the current year.

Six Months Ended June 30, 1995 Compared with Six Months Ended June 30, 1994

         Income from continuing operations for the six month period ended June 30, 1995 increased 5% to $138.1 million compared to the same period in 1994. Revenues for the period of $2.39 billion increased 8% over the first six months of 1994. Fully diluted share earnings from continuing operations increased 25% to $1.15, compared to the $.92 recorded in the first half of 1994.

Revenues:

         Revenues for the first half of 1995 were $2.39 billion, 8% higher than 1994's revenues of $2.21 billion. The improvement in revenues resulted from improved market conditions, new product development, and the net effect of acquisitions and divestitures. Excluding the impact of acquisitions and divestitures, revenues for the first six months of 1995 increased 5% over 1994.

         Revenues in the Electrical Products segment increased 5% over the first six months of 1994. Sales of electrical circuit protection, lighting fixtures, and power distribution products all benefited from the continued strength of industrial production, nonresidential construction, and renovation activity. Excluding the effect of acquisitions and divestitures, which included the closure of the large power transformer business in 1994, Electrical Products segment revenues for the first half of 1995 increased 8% over the prior year period.

         Tools & Hardware segment revenues for the first six months of 1995 increased 10% compared to the same period in 1994. Comparisons for this segment are not affected by acquisitions or divestitures. The continued strength in commercial and industrial construction and improving international demand more than offset the negative effect of a slowdown in housing construction and in sales of existing homes.

         Revenues in the Automotive Products segment increased 11% compared to the first six months of 1994 due to the net effect of acquisitions and divestitures. Excluding the impact of acquisitions and divestitures, revenues for the first six months of 1995 were unchanged from the prior year period. Continued strong activity in the domestic original equipment market and a recovering European market offset weak demand from the domestic aftermarket in the first half of 1995.

Operating Income:

         Consolidated income before interest and taxes of $312.4 million improved 19% over the first six months of 1994. The impact of revenue gains driven by improved market conditions, new product development and acquisitions, combined with benefits from recent operating efficiency programs, contributed to the improvement in operating earnings. Selling and administrative expenses reflected the leveraging of fixed costs with the higher revenues and the benefit of facility relocations and consolidations. Adjusted for the effect of acquisitions and divestitures, operating earnings increased 7% for the first six months of 1995 compared to the prior year.

         The Electrical Products segment reported significantly higher operating earnings compared to the prior year period. The benefits of additional revenues, recent facility relocations and consolidations, and the closure of the large power transformer business in 1994, all contributed to improved operating performance. The net effect of acquisitions and divestitures did not have a significant impact on the improvement in operating earnings for the Electrical Products segment over the prior year.

         Operating earnings for the Tools & Hardware segment increased compared to the first six months of 1994 due to higher revenues and benefits from recent consolidation and realignment programs. There were no acquisitions or divestitures affecting the first half of 1995 compared to the prior year.

         Operating earnings for the Automotive Products segment increased moderately in the first half of 1995 compared to 1994. However, excluding the net effect of recent acquisitions and divestitures, earnings for the Automotive Products segment reflected a decline compared to the prior year. The decline was due to sluggish domestic repair and maintenance activity and severe price competition, particularly for brake products.

Interest and Taxes:

         Interest expense for the first six months of 1995 was $77.8 million compared to $33.1 million for the same period in 1994. The significant increase in interest expense was due to the exchange of the Company's Preferred Stock for Debentures effective January 1, 1995, as well as higher interest rates (see Notes 6 and 7 of the Notes to Consolidated Financial Statement under
Item 1).

         The effective tax rate (income tax expense as a percentage of income before taxes) decreased from 42.5% in 1994 to 41.1% for 1995. The decrease in the effective tax rate for the first half of 1995 is due to the same factors as discussed in the quarter-to-quarter comparison.

Financial Position and Liquidity & Capital Resources:

         Cooper's "operating working capital" (defined as receivables and inventories less accounts payable and accrued liabilities, excluding the effects of acquisitions, divestitures, and foreign currency translation) decreased $35.0 million during the first six months of 1995. This decrease resulted primarily from an increase in accounts payable and accrued liabilities.

         During the first half of 1995, cash flows from operating activities of continuing operations totalled $376 million. The cash flows from operating activities were used to fund capital expenditures of $89 million, dividends of $90 million and discontinued operations of $48 million. In addition, debt was reduced by $177 million.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing Cooper operations. Cash flow from operating activities is reduced by the amounts expended on the various accruals established in connection with each acquisition. Spending with respect to these accruals was $9.8 million and $9.9 million in the first and second quarters of 1995, respectively. There were no significant additions to these accruals during the first six months of 1995.

         The reduction in total assets of $589 million compared to the prior year-end was due primarily to the completion of the split-off of Cooper Cameron on June 30, 1995. See Note 2 of the Notes to Consolidated Financial Statements under Item 1 for further information.

At June 30, 1995, the Company's debt-to-total-capitalization ratio increased to 56.8% as a result of the Cooper Cameron split-off on June 30, 1995, and the conversion of Preferred Stock into Debentures on January 1, 1995. The Company does not anticipate increases in its cost of borrowing over the remainder of 1995 as a result of the Cooper Cameron split-off and related charge in the second quarter of 1995 or the current debt-to-total-capitalization ratio. The Company has targeted a 35-45% debt-to-total-capitalization ratio and will continue utilizing excess cash generated to reduce debt and consummate any strategic acquisitions.

Backlog:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                   June 30,          June 30,
(millions)                                                           1995              1994(1)
                                                                   --------          ---------
         Electrical Products  . . . . . . . .                       $237.1            $200.0
         Tools & Hardware . . . . . . . . . .                         78.2              63.0
         Automotive Products  . . . . . . . .                         84.5              66.6
                                                                    ------            ------

                                                                    $399.8            $329.6
                                                                    ======            ======

  (1) Restated to exclude the large power transformer sales backlog due to exiting the product line, combine the Electrical Power Equipment segment with the Electrical Products segment, and exclude discontinued operations.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company and certain of its current and former officers and directors are named in a consolidated class action lawsuit brought in U.S. District Court for the Southern District of Texas in Houston on behalf of persons who purchased Cooper stock during the period from February 1, 1993 through January 25, 1994. The complaint appears to allege that the defendants, through certain public statements, misled investors respecting (i) deterioration in certain of the Company's markets and the demand for some of its products, and (ii) the Company's anticipated performance in 1994. On February 6, 1995, the District Court denied a motion filed by the Company to dismiss the class action and on July 20, 1995 the U.S. Court of Appeals for the Fifth Circuit denied the Company's petition for appeal. The case is proceeding through the discovery process and trial is currently scheduled for the fall of 1995. While the ultimate liability, if any, that may result from this litigation cannot be determined with certainty at this time, the Company believes that its investigation of the facts to date has not revealed anything to support the plaintiffs' claims.

         During November 1992, the Cooper-Bessemer Rotating operation of the Company (part of discontinued operations) received a letter from the Ohio Attorney General's office alleging violations of the Ohio Right to Know, Toxic Release Inventory reporting requirements. The allegations arose out of an Ohio EPA audit of the facility on April 30, 1992. The State initially proposed a penalty of $212,240. On December 31, 1994, the parties reached an agreement and on February 6, 1995 the Court of Common Pleas for Knox County Ohio entered a Consent Order. Under the Consent Order, the Company paid fines totaling $47,500 and committed to install two supplemental environmental projects at the facility. The Company also agreed that if the projects were not completed by February 28 and April 28, 1995, respectively, the Company would pay an additional $21,250 in otherwise "suspended" penalties. Both projects were completed within the stated periods. The Company filed a final report with the Ohio EPA on May 11, 1995, which closed this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on April 25, 1995 in Houston, Texas. Two proposals were submitted by shareholders as described in the Company's Proxy Statement dated March 17, 1995 and were voted upon at the meeting. Following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

  1.      Shareholder Proposal regarding endorsement of the CERES Principles:

               Votes For:                                 6,580,567
               Votes Against:                            80,366,848
               Abstain:                                   7,594,998
               Broker Non-votes:                          5,929,724

   2. Shareholder Proposal regarding adoption of a policy for doing business in Mexico:

               Votes For:                                 7,313,222
               Votes Against:                            78,330,652
               Abstain:                                   8,898,539
               Broker Non-votes:                          5,929,724

   Neither proposal received sufficient votes to pass.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1990 through 1994 and the Six-Month Periods Ended June 30, 1995 and 1994.

                 27.  Financial Data Schedule for the Quarter Ended June 30,
                      1995.

         (b)     Reports on Form 8-K

                 The Company filed a Form 8-K on April 28, 1995 in order to file with the Securities and Exchange Commission a press release dated April 20, 1995 announcing the Company's first quarter earnings.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Cooper Industries, Inc.
                                        -----------------------------
                                                 (Registrant)



Date   August 14, 1995                  /s/ D. Bradley McWilliams
     --------------------------         -----------------------------
                                        D. Bradley McWilliams
                                        Senior Vice President, Finance



Date   August 14, 1995                  /s/ Terry A. Klebe
     --------------------------         -----------------------------
                                        Terry A. Klebe
                                        Vice President, Controller
                                          and Chief Accounting Officer

                                 Exhibit Index




Exhibit No.

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1990 through 1994 and the Six-Month Periods Ended June 30, 1995 and 1994.

         27.     Financial Data Schedule for the Quarter Ended June 30, 1995.