Form 10-Q
period 1995-09-30
COOPER INDUSTRIES INC
filed 1995-11-14
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the transition period from                      to
                                     --------------------    -------------------

Commission File Number                                1-1175
                      ----------------------------------------------------------

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

Yes    X         No
    -------         -------

Number of shares outstanding of issuer's common stock as of October 31, 1995 was 107,875,329.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                                     Third Quarter Ended
                                                                                        September 30,
                                                                               ------------------------------
(millions except per share data)                                                    1995             1994
                                                                               ------------    --------------
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,206.4     $    1,136.4
                                                                               ------------     ------------
COST AND EXPENSES

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         800.5            749.7
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .          55.1             50.2
Selling and administrative expenses . . . . . . . . . . . . . . . . . . . . .         196.8            190.0
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37.0             18.8
                                                                               ------------     ------------
                                                                                    1,089.4          1,008.7
                                                                               ------------     ------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         117.0            127.7
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47.7             51.9
                                                                               ------------     ------------
Income from continuing operations . . . . . . . . . . . . . . . . . . . . . .          69.3             75.8
Loss from discontinued operations . . . . . . . . . . . . . . . . . . . . . .           -                (.2)
Charge for discontinued operations  . . . . . . . . . . . . . . . . . . . . .           -             (313.0)
                                                                               ------------     ------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          69.3           (237.4)

Preferred dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -               13.3
                                                                               ------------     ------------
NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCK  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       69.3     $     (250.7)
                                                                               ============     ============
INCOME (LOSS) PER COMMON SHARE:

Primary:
   Continuing operations  . . . . . . . . . . . . . . . . . . . . . . . . . .  $       .65      $       .55
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       .65      $     (2.20)

Fully Diluted:
   Continuing operations  . . . . . . . . . . . . . . . . . . . . . . . . . .  $       .62      $       .55
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       .62      $      (2.20)

DIVIDENDS PER COMMON SHARE  . . . . . . . . . . . . . . . . . . . . . . . . .  $       .33      $       .33





The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                               -----------------------------
(millions except per share data)                                                    1995             1994
                                                                               ------------    -------------
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,597.7     $    3,348.1
                                                                               ------------     ------------
COST AND EXPENSES

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,383.5          2,211.6
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .         161.2            146.7
Selling and administrative expenses . . . . . . . . . . . . . . . . . . . . .         586.6            581.4
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         114.8             51.9
                                                                               ------------     ------------
                                                                                    3,246.1          2,991.6
                                                                               ------------     ------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         351.6            356.5
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         144.2            149.2
                                                                               ------------     ------------
Income from continuing operations . . . . . . . . . . . . . . . . . . . . . .         207.4            207.3
Income from discontinued operations . . . . . . . . . . . . . . . . . . . . .           -                 .3
Charge for discontinued operations  . . . . . . . . . . . . . . . . . . . . .        (186.6)          (313.0)
                                                                               ------------     ------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20.8           (105.4)
Preferred dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -               39.9
                                                                               ------------     ------------
NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCK  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       20.8     $     (145.3)
                                                                               ============     ============
INCOME (LOSS) PER COMMON SHARE:

Primary:
   Continuing operations  . . . . . . . . . . . . . . . . . . . . . . . . . .  $      1.83      $      1.47
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       .18      $     (1.27)

Fully Diluted:
   Continuing operations  . . . . . . . . . . . . . . . . . . . . . . . . . .  $      1.76      $      1.47
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       .18      $     (1.27)

DIVIDENDS PER COMMON SHARE:

   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       .99      $       .99
   Stock of Gardner Denver Machinery Inc., at equivalent
      net book value per Cooper Common share  . . . . . . . . . . . . . . . .  $        -       $     1.321





The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                             September 30,      December 31,
(millions)                                                                        1995              1994
                                                                             --------------    -------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    $       8.4      $       25.3
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          931.3             904.4
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          959.0             988.5
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          139.3             182.0
                                                                               ------------     ------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . .        2,038.0           2,100.2
                                                                               ------------     ------------
Net assets of discontinued operations . . . . . . . . . . . . . . . . . . .            -               646.4
Plant and equipment, at cost, less depreciation . . . . . . . . . . . . . .        1,179.8           1,187.5
Intangibles, less amortization  . . . . . . . . . . . . . . . . . . . . . .        2,106.0           2,153.9
Deferred income taxes, investments and other assets . . . . . . . . . . . .          452.3             312.7
                                                                               ------------     ------------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   5,776.1      $    6,400.7
                                                                               ===========      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     130.9      $      179.2
Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . .        1,062.4           1,133.1
Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           23.6               1.7
Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .           62.8              19.1
                                                                               ------------     ------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . .        1,279.7           1,333.1
                                                                               ------------     ------------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,882.0           1,361.9
Postretirement benefits other than pensions . . . . . . . . . . . . . . . .          626.8             638.0
Deferred income taxes and other long-term liabilities . . . . . . . . . . .          327.2             326.6
                                                                               ------------     ------------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        4,115.7           3,659.6
                                                                               ------------     ------------
$1.60 Convertible Exchangeable Preferred stock  . . . . . . . . . . . . . .            -                30.6
Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          539.0             584.6
Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . .          141.8           1,176.5
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,063.0           1,153.4
Unearned employee stock ownership plan compensation . . . . . . . . . . . .         (117.3)           (147.4)
Minimum pension liability . . . . . . . . . . . . . . . . . . . . . . . . .          (55.0)            (55.0)
Translation component . . . . . . . . . . . . . . . . . . . . . . . . . . .          (59.3)            (49.4)
Unrealized net gain on investments, net of taxes  . . . . . . . . . . . . .          148.2              47.8
                                                                               ------------     ------------
         Total shareholders' equity . . . . . . . . . . . . . . . . . . . .        1,660.4           2,741.1
                                                                               ------------     ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . .    $   5,776.1      $    6,400.7
                                                                               ===========      ============






The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                               -----------------------------
(millions)                                                                         1995           1994 (1)
                                                                               ------------    -------------
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       20.8     $     (105.4)
   Less: Loss from discontinued operations  . . . . . . . . . . . . . . . . .         186.6            312.7
                                                                               ------------     ------------
         Income from continuing operations  . . . . . . . . . . . . . . . . .         207.4            207.3
   Adjustments to reconcile to net cash provided
     by operating activities:
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .         103.5             94.9
         Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57.7             51.8
         Increase in deferred income taxes  . . . . . . . . . . . . . . . . .          38.2             28.7
         Changes in assets and liabilities: (2)
            Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .          13.4            (46.8)
            Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .          37.4           (100.4)
            Accounts payable and accrued liabilities  . . . . . . . . . . . .          (9.8)           (37.6)
            Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . .          23.9             10.9
            Other assets and liabilities, net . . . . . . . . . . . . . . . .         (28.5)             8.4
                                                                               ------------     ------------
                 Net cash provided by operating activities  . . . . . . . . .         443.2            217.2
                                                                               ------------     ------------
Cash flows from investing activities:
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .        (134.3)          (145.4)
   Taxes paid in 1994 with respect to 1993 gain on the
      sale of Belden Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .           -             (107.3)
   Proceeds from sales of plant and equipment . . . . . . . . . . . . . . . .          20.7             26.5
   Acquisitions and divestitures  . . . . . . . . . . . . . . . . . . . . . .         (11.9)             1.2
   Proceeds from sale of securities . . . . . . . . . . . . . . . . . . . . .           9.9              -
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (.4)              .1
                                                                               ------------     ------------
                 Net cash used for investing activities . . . . . . . . . . .        (116.0)          (224.9)
                                                                               ------------     ------------
Cash flows from financing activities:
   Additions to debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         254.7            484.8
   Reductions of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (429.3)          (267.8)
   Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (125.7)          (154.4)
   Purchase of treasury shares  . . . . . . . . . . . . . . . . . . . . . . .           -              (19.9)
   Activity under stock option and other plans  . . . . . . . . . . . . . . .           6.5             19.8
                                                                               ------------     ------------
                 Net cash provided by (used by) financing activities  . . . .        (293.8)            62.5
                                                                               ------------     ------------
Cash flows used by discontinued operations  . . . . . . . . . . . . . . . . .         (47.7)           (50.3)
Effect of translation on cash and cash equivalents  . . . . . . . . . . . . .          (2.6)            (3.9)
                                                                               ------------     ------------
Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .         (16.9)              .6
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . .          25.3             13.0
                                                                               ------------     ------------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .  $        8.4     $       13.6
                                                                               ============     ============


   (1)   Restated to segregate the effects of discontinued operations.
   (2)   Net of effects of acquisitions, divestitures, and translation.

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

Note 2.  Discontinued Operations

         In September 1994, the Company announced its decision to establish its petroleum and industrial equipment business as an independent, publicly traded company through an exchange offer with Cooper's Common shareholders. In the third quarter of 1994, Cooper recorded a charge of $313 million, net of $7.9 million of taxes, ($2.74 per share) for the estimated loss on the split-off of Cooper Cameron Corporation (Cooper Cameron). The estimated loss was composed of the difference between the historical cost of Cooper's investment in Cooper Cameron and the estimated market value ($288 million), Cooper Cameron's estimated operating loss during the period October 1, 1994 through the projected date Cooper Cameron would become a public company ($9.8 million) and transaction costs ($15.2 million).

         Cooper completed the exchange offer on June 30, 1995, at which time
9.5 million shares of Cooper common stock were exchanged for 85.5% of Cooper Cameron common stock. Cooper retained a 14.5% interest in Cooper Cameron. In the second quarter of 1995, Cooper recorded a charge of $186.6 million to reflect the actual loss on the split-off of Cooper Cameron. The charge was composed of the difference between the historical cost of Cooper's investment in Cooper Cameron remaining after the September 1994 estimated charge and the market value of Cooper Cameron common stock during the first few days the common stock traded on a national exchange ($162.8 million), additional Cooper Cameron operating losses during the period October 1, 1994 through June 30, 1995 ($20.3 million) and additional transaction costs ($3.5 million). The additional operating losses and transaction costs resulted primarily from the delay in completing the exchange transaction and the recording by Cooper Cameron of a $17 million pretax charge in the second quarter of 1995 for the write down of receivables due from customers in Iran. In connection with obtaining a private letter ruling from the Internal Revenue Service to the effect that, among other things, the exchange transaction will qualify as a tax free distribution to Cooper and its shareholders, Cooper has committed that it will vote the Cooper Cameron common stock retained in proportion to the votes cast by other shareholders and dispose of the shares no later than five years subsequent to June 30, 1995.

         In connection with the split-off, $375 million of debt allocated to the discontinued operations has been considered to be fixed and to relate historically to the discontinued operations. As a result, the income from discontinued operations reflects interest expense on debt of $375 million for the six month period through the exchange date of June 30, 1995 and $445 million for the period ended

April 15, 1994 (includes $70 million of indebtedness that was allocated to Gardner Denver Machinery Inc. in connection with the spin-off of that company) at the relevant Cooper interest rate (Cooper Cameron interest expense was $11.9 million for the six month period through the exchange date of June 30, 1995, and $14.5 million in the first nine months of 1994). The interest rates utilized were the actual rates for borrowings specifically identifiable with the respective businesses, with Cooper's average cost of commercial paper borrowing applied to the residual. Actual cash provided by or utilized in the discontinued operations, including the payment by Cooper of all U.S., foreign, state and local income taxes related to the discontinued operations, was provided by or used in Cooper's continuing operations such that the indebtedness of the discontinued operations remains constant from year to year.

         Revenues from discontinued operations were $523.1 million for the six-month period through the exchange date of June 30, 1995, and $861.2 million for the nine months ended September 30, 1994.

Note 3.  Interest and Taxes Paid

         Total interest paid during the first nine months of 1995 and 1994 amounted to $108.6 million and $80.4 million, respectively. Cash payments for income taxes during the first nine months of 1995 and 1994 amounted to $107.6 million and $197.4 million, respectively.

Note 4.  Inventories

                                                                             September 30,      December 31,
(millions)                                                                       1995               1994
                                                                            --------------    ---------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     290.3      $      265.1
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            209.7             203.5
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            512.3             563.7
Perishable tooling and supplies . . . . . . . . . . . . . . . . . . . . .             58.0              55.4
                                                                               ------------     ------------
                                                                                   1,070.3           1,087.7
Less allowances (primarily LIFO reserves) . . . . . . . . . . . . . . . .           (111.3)            (99.2)
                                                                               ------------     ------------
                                                                               $     959.0      $      988.5
                                                                               ===========      ============

Note 5.   Income (Loss) Per Common Share

         Primary and fully diluted income (loss) per Common share is computed based on the following information:

                                                        Third Quarter Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                    -------------------------     ---------------------------
(millions)                                              1995           1994            1995           1994
                                                    -----------    -----------    -----------    ------------
PRIMARY:

Net income (loss) . . . . . . . . . . . . . . . . . $      69.3    $    (237.4)   $      20.8    $    (105.4)
Dividends applicable to $1.60
  Convertible Exchangeable
   Preferred stock  . . . . . . . . . . . . . . . .         -            (13.3)           -            (39.9)
                                                    -----------    -----------    -----------    -----------
Net income (loss) applicable to
   Common stock . . . . . . . . . . . . . . . . . . $      69.3    $    (250.7)   $      20.8    $    (145.3)
                                                    ===========    ===========    ===========    ===========
Average Common shares and
   Common share equivalents . . . . . . . . . . . .       107.4          114.1          113.4          114.2
                                                    ===========    ===========    ===========    ===========
FULLY DILUTED: (1)
Net income (loss) . . . . . . . . . . . . . . . . . $      69.3    $    (237.4)   $      20.8    $    (105.4)

Dividends applicable to $1.60
   Convertible Exchangeable
   Preferred stock  . . . . . . . . . . . . . . . .         -            (13.3)           -            (39.9)
Net interest expense related to the
   7.05% Convertible Subordinated
   Debentures . . . . . . . . . . . . . . . . . . .         7.3            -             21.9            -
                                                    -----------    -----------    -----------    -----------
Net income (loss) applicable to
   Common stock . . . . . . . . . . . . . . . . . . $      76.6    $    (250.7)   $      42.7    $    (145.3)
                                                    ===========    ===========    ===========    ===========
Average Common shares and
   Common share equivalents . . . . . . . . . . . .       107.4          114.1          113.4          114.2
Additional shares assuming conversion of
   the 7.05%  Convertible Subordinated
   Debentures . . . . . . . . . . . . . . . . . . .        16.7            -             16.7            -
                                                    -----------    -----------    -----------    -----------
Average Common shares and
   Common share equivalents . . . . . . . . . . . .       124.1          114.1          130.1          114.2
                                                    ===========    ===========    ===========    ===========




 (1) The 1995 fully diluted income per Common share from continuing operations is computed based on $76.6 million and $229.3 million of income applicable to Common stock for the third quarter and nine months ended September 30, 1995, respectively, and 124.1 million and
         130.1 million average Common shares and Common share equivalents for the third quarter and nine months ended September 30, 1995, respectively. The 1994 calculations and the 1995 year-to-date calculation of fully diluted net income (loss) per Common share are antidilutive, therefore the primary net income (loss) per Common share is reflected as the fully diluted net income (loss) per share.

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

         At September 30, 1995, $623 million of commercial paper and bank loans were reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

         During the quarter ended September 30, 1995, the Company issued medium term notes under its previously filed debt shelf registration. By the end of September, $165.3 million of the remaining $302 million shelf had been issued, most at the ten-year maturity level.

         On October 17, 1995, the Company filed a registration statement with the Securities and Exchange Commission for the offering of three-year notes exchangeable into common stock of Wyman-Gordon Company in the form of 15 million DECS(SM) (Debt Exchangeable for Common Stock(SM)). An additional 1.5 million DECS will be offered if the underwriters' over-allotment is exercised in full. At maturity, holders of DECS will receive, in exchange for the principal amount of the notes, shares of Wyman-Gordon common stock or, at Cooper's option, cash in lieu of the shares. The number of shares or the amount of cash will be based on the price of Wyman-Gordon common stock shortly before the maturity of the DECS. Based on Wyman-Gordon's October 16, 1995 closing stock price of $12.75 per share, the principal amount of the DECS offered would be $191.3 million, or $210.4 million if the over-allotment is exercised. If the underwriters do not exercise the over-allotment option, the Company may sell the shares that were subject to the option from time to time in open-market or privately negotiated transactions. The Company currently owns 16.5 million shares of Wyman-Gordon's common stock, or 47% of the outstanding shares. The Company received these shares in May 1994 in connection with the sale of its Cameron Forged Products Company to Wyman-Gordon.

Note 7.  Noncash Investing and Financing Activities

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                              -----------------------------
(millions)                                                                         1995             1994
                                                                              -------------    -------------
Employee stock ownership plan principal payments and
   difference between Company expenses and cash contribution  . . . . . . .   $        27.5    $        43.4
Common stock issued for:
   Employee stock ownership plan  . . . . . . . . . . . . . . . . . . . . .             -               82.3
   Executive restricted stock incentive plan  . . . . . . . . . . . . . . .             -                 .4
Unrealized gain on investments, net of tax:
   Adoption of SFAS No. 115 . . . . . . . . . . . . . . . . . . . . . . . .             -               20.5
   Change in unrealized value of investments  . . . . . . . . . . . . . . .           100.4             15.1
Distribution of stock in Gardner Denver Machinery Inc.  . . . . . . . . . .             -              152.9
Exchange of $1.60 Convertible Exchangeable Preferred stock
   into 7.05% Convertible Subordinated Debentures . . . . . . . . . . . . .           691.2              -
$1.60 Convertible Exchangeable Preferred stock issued for
   conversion of 7% debentures  . . . . . . . . . . . . . . . . . . . . . .             -                3.5
Retirement of Cooper Common shares exchanged for
   Cooper Cameron Common shares . . . . . . . . . . . . . . . . . . . . . .           427.5              -



Note 8.  Industry Segment Revenues


                                                        Third Quarter Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                     --------------------------   --------------------------
(millions)                                              1995           1994            1995          1994
                                                    ------------   ------------   ------------   ------------
Electrical Products . . . . . . . . . . . . . . . . $      522.7   $      522.1   $    1,538.8   $    1,488.1
Tools & Hardware  . . . . . . . . . . . . . . . . .        233.1          222.8          705.1          651.2
Automotive Products . . . . . . . . . . . . . . . .        435.5          381.7        1,327.1        1,182.4
Other . . . . . . . . . . . . . . . . . . . . . . .         15.1            9.8           26.7           26.4
                                                    ------------   ------------   ------------   ------------
                                                    $    1,206.4   $    1,136.4   $    3,597.7   $    3,348.1
                                                    ============   ============   ============   ============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations:

Third Quarter Ended September 30, 1995 Compared With Third Quarter Ended September 30, 1994

         Income from continuing operations decreased 9% to $69.3 million due to a significant increase in interest expense as a result of the exchange of $1.60 convertible exchangeable preferred stock ("Preferred Stock") for 7.05% convertible subordinated debentures ("Debentures") on January 1, 1995. Income from continuing operations per fully diluted share increased 13% to $.62 per share compared to $.55 per share in 1994. Income per common share was impacted by the exchange of the Preferred Stock for Debentures and the Cooper Cameron Exchange Offer completed on June 30, 1995, which reduced shares outstanding by
9.5 million shares (See Notes 2 and 5 of the Notes to Consolidated Financial Statements under Item 1 for further information). Revenues increased 6% to $1.21 billion from $1.14 billion in the third quarter of 1994. Although third quarter earnings benefited from new product development, acquisitions, recent operating efficiency programs, and a gain on the sale of securities ($.04 per share), these benefits were offset by the significant increase in interest expense.

         The net loss for the third quarter of 1994 resulted from a loss from the discontinued Petroleum & Industrial Equipment businesses of $0.2 million and a $313 million, noncash, net-of-tax earnings charge for the estimated loss on the disposition of the segment (see Note 2 of the Notes to Consolidated Financial Statements under Item 1 for further information). Including the earnings charge and the results of the discontinued segment, the Company posted a 1994 third quarter net loss of $237.4 million, or $2.20 per share.

Revenues:

         Revenues from continuing operations for the third quarter of 1995 increased 6% compared to the third quarter of 1994. The improvement was due to improved market conditions for certain businesses and recent acquisitions. In addition, all three business segments benefited from more aggressive marketing and new products. After excluding the effects of acquisitions and divestitures, revenues were up 1% over the third quarter of 1994.

         Revenues of the Electrical Products segment were essentially unchanged from the third quarter of 1994. Adjusted for recent small product line acquisitions and the closure of the large power transformer business in 1994, revenues increased 2%. Continued strength in industrial production and commercial and industrial construction and renovation activity benefited sales of electrical circuit protection products, lighting fixtures, and power distribution products. New product introductions also added to revenues for the quarter.

         Tools & Hardware segment revenues increased 5% over the third quarter of 1994. The improvement was fueled by the continued strength in domestic commercial construction and industrial production, which had a beneficial impact on demand for domestic hand tools and power tools. The economic recovery in Europe also contributed to the improvement for each of the Tools & Hardware operations. Quarter-to-quarter comparisons for this segment are not impacted by divestitures or acquisitions.

         Revenues in the Automotive Products segment increased 11% from the prior year period. Adjusted for the effects of recent acquisitions and divestitures, revenues in the Automotive Products segment were down slightly from last year. The decline was driven by continued weakness in domestic automotive repair and maintenance activity and a slowdown in Mexican and Latin American demand.

Operating Income:

         Operating income (income before interest expense and income taxes) increased 5% to $154.0 million for the third quarter of 1995, compared to $146.5 million for the same period of 1994. After adjusting for the effects of acquisitions and divestitures, operating income decreased slightly from the third quarter of 1994. Selling and administrative expenses decreased as a percentage of sales. This improvement was the result of leveraging fixed costs as well as various consolidation and relocation programs. Higher revenues, the leveraging of costs, and the benefits of cost improvement programs all contributed to operating income but were offset by negative factors affecting the automotive sector.

         Operating earnings of the Electrical Products segment reflected a moderate increase compared to the third quarter of 1994. Allowing for the effects of small product line acquisitions and the closure of the large power transformer business in 1994, operating earnings still reflected a slight increase. The growth in revenues, facility relocations and consolidations, and the closure of the large power transformer business all contributed to the improvement in operating performance.

         The Tools & Hardware segment operating earnings were relatively flat compared to the same period last year. Earnings were favorably impacted by the overall improvement in hand and power tool revenues but were affected by recent plant consolidation disruptions and competitive pricing for window treatment products. There are no acquisitions or divestitures impacting the quarter-to-quarter comparison of operating earnings for this segment.

         The favorable impact of 1994 acquisitions of the Automotive Products segment were unable to overcome the continued weak domestic aftermarket, competitive market conditions and the decline of the Mexican market, resulting in lower operating earnings compared to the third quarter of 1994.

Interest and Taxes:

         Interest expense of $37.0 million in the third quarter of 1995 reflected an increase of 97% over the same period of the prior year. The increase was due to the exchange of the Company's Preferred Stock for Debentures effective January 1, 1995, and higher interest rates. See Notes 6 and 7 of the Notes to Consolidated Financial Statements under Item 1 for further information.

         The effective tax rate (income tax expense as a percentage of income before taxes) for the third quarter was 40.8%, changing only slightly from 40.6% for the third quarter of 1994.

Nine Months Ended September 30, 1995 Compared with Nine Months Ended September 30, 1994

         Income from continuing operations for the nine month period ended September 30, 1995 was $207.4 million compared to $207.3 million for the nine months ended September 30, 1994. The exchange of the Preferred Stock for 7.05% Debentures on January 1, 1995 increased interest expense by approximately $36 million in the nine month period in 1995. Fully diluted share earnings from continuing operations increased 20% to $1.76 from the $1.47 recorded in the same nine month period of 1994. Income per share was impacted by the exchange of the Preferred Stock for Debentures and the Cooper Cameron Exchange Offer completed on June 30, 1995 (See Notes 2 and 5 of the Notes to Consolidated Financial Statements under Item 1 for further information). Revenues for the period of $3.60 billion increased 7% over the first nine months of 1994. Although earnings for the first nine months ended September 30, 1995 benefited from new product developments, acquisitions, recent operating efficiencies, and a gain on the sale of securities ($.04 per share), these benefits were offset by the significant increase in interest expense.

         Net income (loss) for the nine months ended September 30, 1995 and 1994 included charges of $186.6 million and $313 million, respectively, from the discontinued Petroleum & Industrial Equipment business (See Note 2 of the Notes to Consolidated Financial Statements under Item 1 for further information). Including the earnings charges and the results of the discontinued segment, net income was $20.8 million or $.18 per share for the nine months ended September 30, 1995 and a net loss of $105.4 million or $1.27 per share for the nine months ended September 30, 1994.

Revenues:

         Revenues for the first nine months of 1995 were $3.60 billion, 7% higher than 1994 revenues of $3.35 billion. The increase in revenues resulted from improved market conditions for certain businesses, new product development, and the net effect of acquisitions and divestitures. Excluding the impact of acquisitions and divestitures, revenues for the first nine months of 1995 increased 4% over 1994.

         Revenues of the Electrical Products segment increased 3% over the first nine months of 1994. Sales of electrical circuit protection, lighting fixtures, and power distribution products all benefited from the continued strength of industrial production, nonresidential construction, and renovation activity. Excluding the effect of acquisitions and divestitures, which included the closure of the large power transformer business in 1994, the Electrical Products segment revenues for the nine month period of 1995 increased 6% over the prior year period.

         Tools & Hardware segment revenues for the first nine months of 1995 increased 8% compared to the same period in 1994. Comparisons for this segment are not affected by acquisitions or divestitures. The continued strength in commercial and industrial construction and improvement in international demand more than offset the negative effect of a slowdown in housing construction and in sales of existing homes.

         Revenues in the Automotive Products segment increased 11% compared to the first nine months of 1994 due to the net effect of acquisitions and divestitures. Excluding the impact of acquisitions and divestitures, revenues for the first nine months were essentially flat compared to the prior year period. Increased demand in the domestic original equipment market and in European markets offset weak demand from the domestic aftermarket and lower sales from Mexico.

Operating Income:

         Consolidated income before interest and taxes of $466.4 million improved 14% over the first nine months of 1994. The impact of revenue gains driven by improved market conditions, new product development and acquisitions, combined with benefits from recent operating efficiency programs, contributed to the improvement in operating earnings. The improvement in selling and administrative expenses, as a percent of revenues, reflected the leveraging of fixed costs with the higher revenues and the benefit of facility relocations and consolidations. Adjusted for the effect of acquisitions and divestitures, operating earnings increased modestly for the first nine months of 1995 compared to the prior year.

         The Electrical Products segment reported significantly higher operating earnings compared to the prior year period. The benefits of additional revenues, recent facility relocations and consolidations, and the closure of the large power transformer business in 1994, all contributed to improved operating performance. Exclusive of acquisitions and divestitures, operating earnings for the Electrical Products segment still showed a marked increase over the prior year.

         Operating earnings for the Tools & Hardware segment increased compared to the first nine months of 1994 due to higher revenues and benefits from recent consolidation and realignment programs. There were no acquisitions or divestitures affecting the first nine months of 1995 compared to the prior year.

         Operating earnings for the Automotive Products segment increased slightly in the first nine months of 1995 compared to 1994. However, excluding the net effect of recent acquisitions and divestitures, earnings for the Automotive Products segment reflected a decline compared to the prior year.
The decrease was due to sluggish domestic repair and maintenance activity, severe price competition, particularly for brake products, and the decline in the Mexican market.

Interest and Taxes:

         Interest expense for the first nine months of 1995 was $114.8 million compared to $51.9 million for the same period in 1994. The significant increase in interest expense was due to the exchange of the Company's Preferred Stock for Debentures effective January 1, 1995, as well as higher interest rates (see Notes 6 and 7 of the Notes to Consolidated Financial Statement under
Item 1).

         The effective tax rate (income tax expense as a percentage of income before taxes) decreased slightly from 41.9% in 1994 to 41.0% for 1995.


Financial Position and Liquidity & Capital Resources:

         Cooper's "operating working capital" (defined as receivables and inventories less accounts payable and accrued liabilities, excluding the effects of acquisitions, divestitures, and foreign currency translation) decreased $41.0 million during the first nine months of 1995. This decrease resulted primarily from inventory reductions.

         During the quarter ended September 30, 1995, the Company issued medium term notes under its previously filed debt shelf registration. By the end of September, $165.3 million of the remaining $302 million shelf had been issued, most at the ten-year maturity level.

         During the first nine months of 1995, cash flows from operating activities of continuing operations totalled $443 million. The cash flows from operating activities were used to fund capital expenditures of $134 million, dividends of $126 million and discontinued operations of $48 million.

In addition, cash flows from operating activities and other net investing and financing activities provided funds to reduce debt by $175 million during the nine months ended September 30, 1995.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flow from operating activities is reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending with respect to these accruals was $30.3 million in the nine month period ended September 30, 1995. There were no significant additions to these accruals during the first nine months of 1995.

         The reduction in total assets of $625 million compared to the prior year-end was due primarily to the completion of the split-off of Cooper Cameron on June 30, 1995. (See Note 2 of the Notes to Consolidated Financial Statements under Item 1 for further information.)

         At September 30, 1995, the Company's debt-to-total-capitalization ratio was 55.6% compared to 56.8% at June 30, 1995, and 36.3% at December 31, 1994. The increase from the prior year end was the result of the Cooper Cameron split-off on June 30, 1995, and the exchange of Preferred Stock for Debentures on January 1, 1995. The Company does not anticipate increases in its cost of borrowing or its current debt-to-total-capitalization ratio over the remainder of 1995 as a result of the Cooper Cameron split-off and the related charge in the second quarter of 1995. The Company has targeted a 35-45% debt-to-total-capitalization ratio and will continue utilizing excess cash generated to reduce debt and consummate strategic acquisitions.

Backlog:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                                         September 30,
                                                                                  --------------------------
          (millions)                                                                  1995           1994
                                                                                  -----------    -----------
          Electrical Products (1) . . . . . . . . . . . . . . . . . . . . . . . . $     232.7     $     215.4
          Tools & Hardware  . . . . . . . . . . . . . . . . . . . . . . . . . . .        82.9            68.6
          Automotive Products . . . . . . . . . . . . . . . . . . . . . . . . . .        90.2            73.9
                                                                                  -----------     -----------
                                                                                  $     405.8     $     357.9
                                                                                  ===========     ===========



  (1) 1994 restated to exclude the large power transformer sales backlog due to exiting the product line.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and certain of its current and former officers and directors are named in a consolidated class action lawsuit brought in U.S. District Court for the Southern District of Texas in Houston on behalf of persons who purchased Cooper stock during the period from February 1, 1993 through January 25, 1994. The complaint appears to allege that the defendants, through certain public statements, misled investors respecting (i) deterioration in certain of the Company's markets and the demand for some of its products, and (ii) the Company's anticipated performance in 1994. On February 6, 1995, the District Court denied a motion filed by the Company to dismiss the class action and on July 20, 1995 the U.S. Court of Appeals for the Fifth Circuit denied the Company's petition for appeal. The case is proceeding through the class notification and discovery process and trial is currently scheduled for August, 1996. While the ultimate liability, if any, that may result from this litigation cannot be determined with certainty at this time, the Company believes that its investigation of the facts to date has not revealed anything to support the plaintiffs' claims.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1990 through 1994 and the Nine-month Periods Ended September 30, 1995 and 1994.

                 27. Financial Data Schedule for the Quarter Ended September 30, 1995.

         (b)     Reports on Form 8-K

                 The Company filed a report on Form 8-K on July 14, 1995, announcing the distribution on June 30, 1995, of 85.5% of the common stock of Cooper Cameron Corporation pursuant to the Cooper Cameron Corporation Exchange Offer.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Cooper Industries, Inc.
                                           ----------------------------
                                                  (Registrant)




 Date     November 13, 1995                  /s/ D. Bradley McWilliams
 -----------------------------             -----------------------------
                                            D. Bradley McWilliams
                                            Senior Vice President, Finance



 Date     November 13, 1995                 /s/ Terry A. Klebe
 -----------------------------             -----------------------------
                                            Terry A. Klebe
                                            Vice President, Controller
                                            and Chief Accounting Officer

                                 Exhibit Index


Exhibit No.

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1990 through 1994 and the Nine-month Periods Ended September 30, 1995 and 1994.

         27.     Financial Data Schedule for the Quarter Ended September 30,
                 1995.