Form 10-K
period 1995-12-31
COOPER INDUSTRIES INC
filed 1996-04-01
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

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

  6.0% Exchangeable Notes due
    January 1, 1999                          The New York Stock Exchange

  7.05% Convertible Subordinated
    Debentures due 2015                      The New York Stock Exchange

  Rights to Purchase Preferred Stock         The New York Stock Exchange
                                             The Pacific Stock Exchange
  7% Convertible Subordinated
    Debentures due 2012                      The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:       None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                ------   ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate value of the registrant's voting stock held by non-affiliates of the registrant as of March 4, 1996 was $4,165,361,268.

        Number of shares outstanding of registrant's Common Stock as of

                          March 4, 1996 - 107,929,157

                      DOCUMENTS INCORPORATED BY REFERENCE
Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1996 (Part I - Item 1, Part II - Items 6, 7 and 8, Part III - Items 10, 11 and 12 and Part IV - Item 14(a)(1))

                                     PART I




ITEM 1. BUSINESS; ITEM 2. PROPERTIES


                                    GENERAL

         The terms "Cooper" or "Company" refer to the registrant, Cooper Industries, Inc. Cooper was incorporated under the laws of the State of Ohio on January 8, 1919.

         The Company's continuing businesses operate in three business segments: Electrical Products, Tools & Hardware and Automotive Products. On June 30, 1995, the Company divested its Petroleum & Industrial Equipment segment, which was being carried on the Company's books as a discontinued operation, through an exchange offer with the Company's shareholders. Pursuant to the exchange offer, the Company distributed 85.5 percent (21,375,000 shares) of the common stock of its wholly-owned subsidiary Cooper Cameron Corporation in exchange for 9,500,000 shares of Cooper Common Stock tendered by the Company's shareholders. On January 1, 1995, Cooper had transferred to Cooper Cameron the businesses that comprised the Company's former Petroleum & Industrial Equipment segment at September 30, 1994. The discussion of the Company's business under Items 1 and 2 hereof includes only the Company's continuing operations.

         Cooper manufactures, markets and sells its products and provides services throughout the world, operating facilities in 25 countries and currently employs approximately 40,400 people. On December 31, 1995, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 30,876,000 square feet of space, of which approximately 80 percent was owned and 20 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Cooper believes its facilities are adequate and suitable for its current and anticipated level of operations. Certain equipment and production facilities have been financed by industrial revenue or pollution control bonds issued by local government authorities and are subject to security arrangements customary in such financings.

                                                                                             Square Footage of
                                         Number and Nature of Facilities                     Plants and Facilities
                                         -------------------------------                     ---------------------
                 Number of
 Segment         Employees   Manufacturing     Warehouse       Sales         Other           Owned          Leased
 -------         ---------   -------------     ---------       -----         -----           -----          ------
 Electrical       15,300           45               8            75            2           9,272,000         1,343,000
 Products
 Tools &           9,400           35              21             8            2           7,485,000           988,000
 Hardware

 Automotive       15,400           48              14            15            7           7,973,000         3,616,000
 Products

 Other               300            -               -             -            1                -              199,000
                 -------       ------        --------      --------        -----           ---------        ----------
 Total            40,400          128              43            98           12         24,730,000         6,146,000



                                               Manufacturing Plant Locations

                                                                                       Europe
                United                                  South          United          (Other
 Segment        States       Canada       Mexico       America         Kingdom         Than UK)       Australia       Other
 -------        ------       ------       ------       -------         -------         --------       ---------       -----
 Electrical       29           2            5             1               3               3                 1           1
 Products

 Tools &          22           1            0             2               1               7                 2           0
 Hardware
 Automotive       32           2            3             1               1               6                 1           2
 Products
                ----       -----       ------       -------         -------         -------            ------       -----
 Total            83           5            8             4               5              16                 4           3

     Operations in the United States are conducted by unincorporated divisions and subsidiaries of the Company, organized by the three business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of all segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through the Company's three business segments. As a result of these international operations, sales and distribution networks are maintained throughout most of the industrialized world. Except as noted below, Cooper believes that there are generally no substantial differences in the business risks associated with these international operations compared with domestic activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers, restrictions on foreign exchange and currency fluctuations. Specifically, during 1995, Cooper's operations in Mexico were affected by the economic situation which followed the December 1994 devaluation of the Mexican currency. In addition, the Company has been negotiating and finalizing several joint ventures with operations in China. Investments in China are subject to greater risks related to economic and political uncertainties as compared to most countries where the Company has operations. Exhibit 21.0 is a list of Cooper's subsidiaries.

     Data with respect to Cooper's industry segments, domestic and international operations and export sales are contained in Note 15 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-29 through A-31 of Appendix A to the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders. A discussion of acquisitions and divestitures is included in Notes 2, 3, 17 and 18 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-16 through A-17 and A-32 through A-34 of Appendix A to the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders.

     With its three business segments, Cooper serves four major markets: industrial, construction, electrical power and automotive. Markets for Cooper's products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper believes that it is among the leading manufacturers in the world of primary electrical power equipment; hazardous duty electrical equipment; lighting fixtures and fuses; nonpower hand tools; industrial power tools; chain products; drapery hardware and window coverings; automotive and heavy-duty brake products; automotive lamps, wire sets, spark plugs, wiper blades, steering, suspension, driveline and temperature control products; and aviation ignition components.

     Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 1995, approximately $32.1 million was spent for research and development activities as compared with approximately $26.3 million in 1994 and $29.8 million in 1993. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 1996. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees and such compliance is not material to the business or financial condition of Cooper. For additional information concerning accruals for environmental liabilities of the Company, see Notes 1 and 7 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-15 through A-16 and A-19 through A-21 of Appendix A to the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders.

     Approximately 58 percent of the United States hourly production work force of Cooper is employed in 70 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 42 percent of the hourly production employees exist with 33 bargaining units at 34 operations in the United States and with various unions at 42 international operations. During 1995, new agreements were concluded covering hourly production employees at five operations in the United States. Cooper believes its current relations with employees are excellent.

     Sales backlog at December 31, 1995 was approximately $442 million (all of which is for delivery during 1996) compared with backlog of approximately $350 million at December 31, 1994.

     The following describes the business conducted by each of the Company's business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth on the table at the end of this Item. Information concerning market conditions, as well as information concerning revenues, earnings and results of operations for each segment is incorporated herein by reference to pages A-1 through A-9 of Appendix A to the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders.

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

                                Tools & Hardware

     The Tools & Hardware segment manufactures, markets and sells hand tools and chain and clamp products for industrial, construction and consumer markets; air-powered and electric tools for general industry, primarily automotive and aerospace manufacturers; and drapery hardware and custom window coverings for residential and commercial window treatment markets.

     The principal raw material requirements include rolled coiled steel, wood, plastic pellets, flat and bar stock steel, brass, copper, tin plate, fiberglass, greige goods, aluminum, iron castings and plastic sheet. These materials are available from and supplied by numerous sources in the United States and abroad.

     Historically, demand for nonpowered hand tools, chain and clamp products and industrial power tools has been relatively stable and is driven by employment levels and industrial activity in major industrial countries.
Demand for drapery hardware and window coverings is influenced by housing starts, turnover of existing housing units and consumer disposable income. The segment's products are sold by a company salesforce, independent distributors and retailers.

                              Automotive Products

     The Automotive Products segment manufactures, markets and sells automotive and heavy-duty brakes, automotive lights, wire and cable, spark plugs, windshield wipers, steering, suspension, driveline and temperature control products and other products for the automotive aftermarket; brake products, lights, spark plugs, ignition coils and windshield wipers for original equipment manufacturers; and aviation ignition components.

     The principal raw material requirements include steel, iron, nickel, glass, steel wool, fiberglass, carbon, aluminum, aluminum oxide, zinc, copper, rubber, plastic and chemicals. The materials are available from and supplied by numerous sources in the United States and abroad.

     Demand for automotive aftermarket products has been relatively stable and is driven by the age and number of vehicles on the road and the number of vehicle miles driven. Weather conditions may affect consumer demand on a year-to-year basis for certain replacement parts such as wiper blades. Demand for automotive products sold to original equipment manufacturers is driven by the number of vehicles produced. The segment's products are sold through distributors and wholesalers to aftermarket outlets and directly to original equipment manufacturers and retailers.

             Products, Markets and Distribution Methods by Segment

                ELECTRICAL PRODUCTS                                TOOLS & HARDWARE
 MAJOR PRODUCTS AND BRANDS                          MAJOR PRODUCTS AND BRANDS

 ARROW HART wiring devices.                         APEX screwdriver bits, impact sockets and
                                                    universal joints.

 BUSS and EDISON fuses and fuse accessories.        BUCKEYE, DGD, DOTCO and GARDNER-DENVER power
                                                    tools and assembly systems.


 CROUSE-HINDS and CEAG explosion-proof and          CAMPBELL chain and fittings.
 nonexplosion-proof fittings, enclosures,
 industrial lighting, and plugs and receptacles.

 CROUSE-HINDS, CEAG, LUMARK, MCGRAW-EDISON and      CRESCENT, DIAMOND and UTICA pliers and
 EDISON indoor and outdoor lighting fixtures.       wrenches.

 FAIL-SAFE vandal-resistant lighting fixtures.      DIAMOND farrier tools and horseshoes.


 HALO recessed and track lighting fixtures.         EREM precision cutters and tweezers.

 KYLE distribution switchgear.                      KIRSCH drapery hardware and custom window
                                                    coverings.

 MCGRAW-EDISON distribution transformers,           LUFKIN measuring tapes.
 capacitors, voltage regulators, surge
 arresters, pole-line hardware and related
 products.

 METALUX fluorescent lighting fixtures.             NICHOLSON files and saws.

 RTE power and distribution transformers,           PLUMB hammers.
 transformer terminations and accessories.


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

    ACI electric motors.


    ANCO and CHAMPION windshield wiper
    products.


    CHAMPION spark plugs and igniters.

    EVERCO and MURRAY heating and air
    conditioning products.

    GENERAL DRIVESHAFT driveline products.

    MOOG steering and suspension components.


    POWERPATH and BELDEN automotive wire and cable.


    PRECISION universal joints.

    WAGNER and ZANXX lighting products.


      ELECTRICAL PRODUCTS                                             TOOLS AND HARDWARE
  MAJOR MARKETS                                            MAJOR MARKETS

  Primary and secondary electrical power                   Industrial production and plant maintenance;
  transmission and distribution; and residential,          industrial, commercial and residential construction;
  commercial and industrial construction.                  professional trades; and home improvement.

  PRINCIPAL DISTRIBUTION METHODS                           PRINCIPAL DISTRIBUTION METHODS

  Through distributors for use in general                  Through distributors to general industry, pariticularly
  construction, plant maintenance, utilities,              automotive, appliance and aircraft maintenance; through
  process and energy applications, shopping                distributors and wholesalers to hardware stores, home
  centers, parking lots, sports facilities, and            centers, lumber yards, department stores and mass
  data processing and telecommunications systems;          merchandisers; and direct to original equipment manufacturers,
  through distributors and direct to manufacturers         home centers, specialty stores, department stores, mass
  for use in electronic equipment for consumer,            merchandisers and hardware outlets.
  industrial, government and military applications;
  and direct to original equipment manufacturers of
  appliances, tools, machinery and electronic
  equipment.

                AUTOMOTIVE PRODUCTS

    MAJOR MARKETS

    Automotive and heavy-duty vehicle
    replacement parts distribution; automotive and heavy-duty vehicle original equipment;
    industrial; and aviation.

    PRINCIPAL DISTRIBUTION METHODS

    Replacement parts -- to professional
    service technicians and repair garages
    through warehouse distributors and jobbers;
    to do-it-yourself customers through
    warehouse distributors and jobbers,
    retailers and mass merchandisers; and to national repair shop networks. Original equipment parts -- to original equipment manufacturers and their respective service networks.


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

ITEM 3.  LEGAL PROCEEDINGS

     The Company, and certain of its current and former officers and directors, are named in a consolidated class action lawsuit, brought in the United States District Court for the Southern District of Texas, Houston Division, on behalf of all persons who purchased Cooper stock during the period from February 1, 1993 through January 25, 1994. The case is docketed in the court as Civil Action No. H-94-0280, is entitled PHILLIP FRANK AND PATRICIA RANKIN, ET AL V. COOPER INDUSTRIES, INC., ET AL, and was filed on January 26, 1994. The consolidated complaint alleges that the defendants, through certain public statements, misled investors respecting (i) deterioration in certain of the Company's markets and the demand for some of its products, and (ii) the Company's anticipated performance in 1994. For example, the consolidated complaint alleges that the Company stated publicly that the diversity of its product mix was a means of avoiding the ups and downs of any single market, that adjustments being made by the Company would offset the effect of depressed markets for certain products and that modest growth could be expected in the Company's earnings. The key allegation in the consolidated complaint appears to center around the Company's public announcement in early 1994 that the deterioration in oil, gas and other energy related markets could cause the Company's share earnings to decrease by as much as 25 percent in 1994.

     The consolidated complaint requests recovery of an unspecified amount of damages. The case is proceeding through the class notification and discovery process, and trial is currently scheduled for October 1996. While the ultimate liability, if any, that may result from this litigation cannot be determined with certainty at this time, the Company believes that its investigation of the facts to date has not revealed anything to support the plaintiffs' claims.

     In March 1993, the Wisconsin Department of Natural Resources (DNR) alleged violations by the Company's Pewaukee, Wisconsin plant of air pollution control regulations concerning organic compound emissions from two coating lines and a rotary tumble coater. In April 1994, the Company and the State of Wisconsin entered into a settlement agreement under which the Company agreed to test changes in processes and coating materials to lower the amount of emissions and to cause the facility to be in compliance no later than April 1996. The Company agreed to pay a civil penalty of $128,712 and $127 per day during the implementation of the compliance schedule. The settlement was approved by the Circuit Court for Waukesha County in April 1994. From April 1994 through completion of the compliance schedule at the end of October 1995, the Company paid an aggregate of $202,808 in civil penalties, including the per diem penalty of $127.

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

     As of March 4, 1996 there were 34,122 record holders of the Company's Common Stock.

     The high and low quarterly sales price for the past two years of the Company's Common Stock, as reported by Dow Jones & Company, Inc., are as follows:


                                                                             Quarter
                                                       ---------      ---------      ---------    ----------
                                                           1              2              3            4
                                                       ---------      ---------      ---------    ----------
                     1995                High           $39.875        $40.375        $40.50       $37.625

                                         Low             34.00          36.25          33.875       32.875

                     1994                High            52.25          38.75          42.125       40.375

                                         Low             35.875         34.875         35.50        31.625


Annual cash dividends declared on the Company's Common Stock during 1995 and 1994 were $1.32 a share ($.33 a quarter). On February 13, 1996, the Board of Directors declared a quarterly dividend of $.33 a share, which will be paid April 1, 1996 to shareholders of record on March 4, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 1995. The selected historical financial information shown below has been derived from Cooper's audited consolidated financial statements. This information should be read in conjunction with Cooper's consolidated financial statements and notes thereto incorporated herein by reference to pages A-10 through A-36 of Appendix A to the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                                                           Years Ended December 31,
                                                        ------------------------------------------------------------
                                                        1995(1)(2)     1994(1)     1993(1)      1992(1)       1991
                                                        ---------    ---------    --------      -------     --------
                                                                    (in millions, except per share data)
INCOME STATEMENT DATA:

  Revenues                                              $4,885.9     $4,588.0     $4,776.4     $4,468.4     $4,307.6
                                                        --------     --------     --------     --------     --------

  Income from continuing operations before
    cumulative effect of changes in
    accounting principles                                  280.6        292.8        299.0        239.6        231.2
  Income from discontinued operations,
    net of taxes                                               -           .3         68.1        121.7        162.0
  Charge for discontinued operations                      (186.6)      (313.0)           -            -            -
  Cumulative effect on prior years of
    changes in accounting principles                           -            -            -       (590.0)           -
                                                        --------     --------     --------     ---------    --------

        Net income (loss)                               $   94.0     $  (19.9)    $  367.1     $ (228.7)    $  393.2
                                                        ========     ========     ========     ========     ========


PER COMMON SHARE DATA:

  Primary -
    Income from continuing operations before
      cumulative effect of changes in accounting
      principles                                        $   2.51     $   2.10     $   2.15     $   1.64     $   1.60
    Income (loss) from discontinued operations             (1.67)       (2.74)         .60         1.07         1.44
    Cumulative effect on prior years of changes
      in accounting principles                                 -            -            -        (5.19)           -
                                                        --------     --------     --------     ---------    --------

        Net income (loss)                               $    .84     $   (.64)    $   2.75     $  (2.48)    $   3.04
                                                        ========     ========     ========     ========     ========

  Fully Diluted -
    Income from continuing operations before
      cumulative effect of changes in
      accounting principles                             $   2.41     $   2.10     $   2.15     $   1.64     $   1.60
                                                        ========     ========     ========     ========     ========

    Net income (loss)                                   $    .84     $   (.64)    $   2.75     $  (2.48)    $   3.01
                                                        ========     ========     ========     ========     ========


 BALANCE SHEET DATA (at the end of period):
  Total assets                                          $6,063.9     $6,400.7     $6,361.7     $6,551.4     $5,951.1
  Long-term debt                                         1,865.3      1,361.9        883.4      1,369.8      1,033.3
  Shareholders' equity                                   1,716.4      2,741.1      3,009.6      2,862.6      3,319.0

CASH DIVIDENDS PER COMMON SHARE:                        $   1.32     $   1.32     $   1.32     $   1.24     $   1.16


___________________
      (1) Includes the results of Moog Automotive Group, Inc., which was acquired effective October 1, 1992 from IFINT S.A. This transaction was accounted for as a purchase.

      (2) Includes the results of Abex Friction Products, which was acquired effective December 30, 1994 from Abex, Inc. This transaction was accounted for as a purchase.

      In the first quarter of 1992, Cooper adopted the following accounting standards: SFAS No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions); SFAS No. 109 (Accounting for Income Taxes); and SFAS No. 112 (Employers' Accounting for Postemployment Benefits). For additional information concerning the year-to-year comparability of the financial information set forth in the preceding table, see (i) Notes 2, 3, 8, 9 and 18 of the Notes to Consolidated Financial Statements and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference to pages A-16 through A-17, A-21 through A-23, A-33 through A-34 and A-1 through A-9 of Appendix A to the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Incorporated by reference to pages A-1 through A-9 of Appendix A to the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Incorporated by reference to pages A-10 through A-36 of Appendix A to the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference to pages 3 through 8 and 9 of the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

      Incorporated by reference to pages 11 through 27 of the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference to pages 2 and 9 of the Cooper Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements and Other Financial Data (incorporated by reference to the pages shown below in Appendix A to the Cooper
            Proxy Statement for the 1996 Annual Meeting of Shareholders).

                                                                                Page No.
                                                                                --------
            Report of Independent Auditors ........................               A-10

            Cooper Industries, Inc. and Subsidiaries:

                     Consolidated Statements of Operations
                     for Each of the Three Years in the Period
                     Ended December 31, 1995.........................             A-11

                     Consolidated Balance Sheets as of
                     December 31, 1995 and December 31, 1994 ........             A-12

                     Consolidated Statements of Cash Flows for Each
                     of the Three Years in the Period Ended
                     December 31, 1995 ..............................             A-13

                     Consolidated Statements of Shareholders' Equity
                     for Each of the Three Years in the Period Ended
                     December 31, 1995 ..............................             A-14

                     Notes to Consolidated Financial Statements .....             A-15
                                                                                  through
                                                                                  A-36

                     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..............            A-1
                                                                                  through
                                                                                  A-9

            Financial information with respect to subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method has not been included since in the aggregate such subsidiaries and investments do not constitute a significant subsidiary.

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

           10.9      Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit I to the Cooper
                     Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1996.)

           10.10     Form of Cooper Industries, Inc. Incentive Stock Option Agreement.

           10.11     Form of Cooper Industries, Inc. Nonqualified Stock Option Agreement.

           10.12     Form of Cooper Industries, Inc. Executive Stock Incentive Agreement.

           10.13     Cooper Industries, Inc. Management Annual Incentive Plan (incorporated by reference to Exhibit II to the Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held
                     April 30, 1996.)

           10.14     Cooper Industries, Inc. Directors' Stock Plan (incorporated by reference to Exhibit III to the
                     Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30,
                     1996.)

           10.15     Amended and Restated Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper
                     Industries, Inc. and Cooper Cameron Corporation (incorporated herein by reference to Exhibit 2.1 to
                     Cooper Cameron Corporation Registration Statement No. 33-90288).

           10.16     Canadian Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper Industries
                     (Canada) Inc. and Cooper Cameron Limited (incorporated herein by reference to Exhibit 2.2 to Cooper
                     Cameron Corporation Registration Statement No. 33-90288).

           10.17     German Asset Transfer Agreement, dated as of January 1, 1995, by and between Champion Spark Plug
                     GmbH and Cooper Oil Tool GmbH (incorporated herein by reference to Exhibit 2.3 to Cooper Cameron
                     Corporation Registration Statement No. 33-90288).

           10.18     Norway Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper Oil Tool Norway
                     A/S and Cooper Cameron Norge A/S (incorporated herein by reference to Exhibit 2.4 to Cooper Cameron
                     Corporation Registration Statement No. 33-90288).

           10.19     Amended and Restated United Kingdom Asset Transfer Agreement, dated as of January 1, 1995, by and among CoopCam (U.K.) Limited, Cooper Cameron (U.K.) Limited and Cooper (Great Britain) Ltd.
                     (incorporated herein by reference to Exhibit 2.5 to Cooper Cameron Corporation Registration
                     Statement No. 33-90288).

           12.0      Computation of Ratios of Earnings to Fixed Charges for the Calendar years 1991 through 1995.

           13.0      Text of Appendix A to Cooper Industries, Inc. Proxy Statement for the Annual Meeting of
                     Shareholders to be held April 30, 1996.

           21.0      List of Cooper Industries, Inc. Subsidiaries.

           23.0      Consent of Ernst & Young LLP.

           24.0      Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.

           27.0      Financial Data Schedule.


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

                                              COOPER INDUSTRIES, INC.


Date:      March 29, 1996                     By  /s/ H. JOHN RILEY, JR.
                                                 ------------------------------
                                                 (H. John Riley, Jr., President
                                                 and Chief Executive Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                      Title                         Date
    ---------                                      -----                         ----
 /s/ H. JOHN RILEY, JR.            President and Chief Executive             March 29, 1996
- --------------------------         Officer (Principal Executive
(H. John Riley, Jr.)               Officer) and Director



 /s/ D. BRADLEY MCWILLIAMS         Senior Vice President, Finance            March 29, 1996
- --------------------------         (Principal Financial Officer)
(D. Bradley McWilliams)


 /s/ TERRY A. KLEBE                Vice President and Controller             March 29, 1996
- --------------------------         (Principal Accounting Officer)
(Terry A. Klebe)


 /s/ ROBERT CIZIK                  Chairman and Director                     March 29, 1996
- --------------------------
(Robert Cizik)

*HAROLD S. HOOK                    Director                                  March 29, 1996
- --------------------------
(Harold S. Hook)

*LINDA A. HILL                     Director                                  March 29, 1996
- --------------------------
(Linda A. Hill)

*CONSTANTINE S. NICANDROS          Director                                  March 29, 1996
- --------------------------
(Constantine S. Nicandros)

*SIR RALPH H. ROBINS               Director                                  March 29, 1996
- --------------------------
(Sir Ralph H. Robins)

*A. THOMAS YOUNG                   Director                                  March 29, 1996
- --------------------------
(A. Thomas Young)


* By  /s/ DIANE K. SCHUMACHER
     ------------------------
     (Diane K. Schumacher, as Attorney-In-Fact
        for each of the persons indicated)

                            Cooper Industries, Inc.

                        1995 Annual Report on Form 10-K

                             Cross Reference Sheet

                                                                                                         Page Reference
                                                                    Page Reference                      in Incorporated
 Item No. in Form 10-K                                              in 10-K                             Proxy Statement
 ---------------------                                              --------------                      ---------------
 Item 1.             Business                                            3  through  9                  A-1  through A-9
                                                                                                        A-15 through A-17
                                                                                                        A-19 through A-21
                                                                                                        A-29 through A-31
                                                                                                        A-32 through A-34

 Item 2.             Properties                                          3  through  9                         -

 Item 3.             Legal Proceedings                                         10                              -

 Item 4.             Submission of Matters to a Vote of                        10                              -
                     Security Holders

 Item 5.             Market for Registrant's Common Equity and                 11                              -
                     Related Stockholder Matters

 Item 6.             Selected Financial Data                             12 through  13                 A-1 through A-36

 Item 7.             Management's Discussion and Analysis of                   13                       A-1 through A-9
                     Financial Condition and Results of
                     Operations

 Item 8.             Financial Statements and Supplementary                    13                      A-10 through A-36
                     Data

 Item 9.             Changes in and Disagreements with                         13                              -
                     Accountants on Accounting and Financial
                     Disclosure

 Item 10.            Directors and Executive Officers of the                   13                        3 through 8,9
                     Registrant

 Item 11.            Executive Compensation                                    13                        11 through 27

 Item 12.            Security Ownership of Certain Beneficial                  13                             2,9
                     Owners and Management

 Item 13.            Certain Relationships and Related                         13                              -
                     Transactions

 Item 14.            Exhibits, Financial Statement Schedules,            14 through  17                 A-1 through A-36
                     and Reports on Form 8-K

                               INDEX TO EXHIBITS


          EXHIBIT
          NUMBER                                       DESCRIPTION
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

           10.9      Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit I to the Cooper
                     Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1996.)

           10.10     Form of Cooper Industries, Inc. Incentive Stock Option Agreement.

           10.11     Form of Cooper Industries, Inc. Nonqualified Stock Option Agreement.

           10.12     Form of Cooper Industries, Inc. Executive Stock Incentive Agreement.

           10.13     Cooper Industries, Inc. Management Annual Incentive Plan (incorporated by reference to Exhibit II to the Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held
                     April 30, 1996.)

           10.14     Cooper Industries, Inc. Directors' Stock Plan (incorporated by reference to Exhibit III to the
                     Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 30,
                     1996.)

           10.15     Amended and Restated Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper
                     Industries, Inc. and Cooper Cameron Corporation (incorporated herein by reference to Exhibit 2.1 to
                     Cooper Cameron Corporation Registration Statement No. 33-90288).

           10.16     Canadian Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper Industries
                     (Canada) Inc. and Cooper Cameron Limited (incorporated herein by reference to Exhibit 2.2 to Cooper
                     Cameron Corporation Registration Statement No. 33-90288).

           10.17     German Asset Transfer Agreement, dated as of January 1, 1995, by and between Champion Spark Plug
                     GmbH and Cooper Oil Tool GmbH (incorporated herein by reference to Exhibit 2.3 to Cooper Cameron
                     Corporation Registration Statement No. 33-90288).

           10.18     Norway Asset Transfer Agreement, dated as of January 1, 1995, by and between Cooper Oil Tool Norway
                     A/S and Cooper Cameron Norge A/S (incorporated herein by reference to Exhibit 2.4 to Cooper Cameron
                     Corporation Registration Statement No. 33-90288).

           10.19     Amended and Restated United Kingdom Asset Transfer Agreement, dated as of January 1, 1995, by and among CoopCam (U.K.) Limited, Cooper Cameron (U.K.) Limited and Cooper (Great Britain) Ltd.
                     (incorporated herein by reference to Exhibit 2.5 to Cooper Cameron Corporation Registration
                     Statement No. 33-90288).

           12.0      Computation of Ratios of Earnings to Fixed Charges for the Calendar years 1991 through 1995.

           13.0      Text of Appendix A to Cooper Industries, Inc. Proxy Statement for the Annual Meeting of
                     Shareholders to be held April 30, 1996.

           21.0      List of Cooper Industries, Inc. Subsidiaries.

           23.0      Consent of Ernst & Young LLP.

           24.0      Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.

           27.0      Financial Data Schedule.