Form 10-Q
period 1996-03-31
COOPER INDUSTRIES INC
filed 1996-05-14
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    -------------------

Commission File Number                   1-1175
                        -----------------------------------------------------

                            Cooper Industries, Inc.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                  31-415662
- -----------------------------------------------------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

      1001 Fannin, Suite 4000                  Houston, Texas 77002
- -----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

                                 (713) 739-5400
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    ------          ------

Number of shares outstanding of issuer's common stock as of April 30, 1996 was 108,002,305.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            COOPER INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                        1996             1995
                                                     ----------       ----------
                                                      (in millions, except per
                                                           share data)

REVENUES  . . . . . . . . . . . . . . . . . . . .    $  1,314.1       $  1,123.2

COSTS AND EXPENSES

Cost of sales . . . . . . . . . . . . . . . . . .         875.8            748.3
Depreciation and amortization . . . . . . . . . .          59.1             51.5

Selling and administrative expenses . . . . . . .         235.9            190.9
                                                     ----------       ----------
                                                        1,170.8            990.7
                                                     ----------       ----------
    Operating earnings  . . . . . . . . . . . . .         143.3            132.5

Interest expense  . . . . . . . . . . . . . . . .          37.6             38.3
                                                     ----------       ----------
    Income before income taxes  . . . . . . . . .         105.7             94.2

Income taxes  . . . . . . . . . . . . . . . . . .          43.6             38.9
                                                     ----------       ----------
NET INCOME  . . . . . . . . . . . . . . . . . . .    $     62.1       $     55.3
                                                     ==========       ==========
NET INCOME PER COMMON SHARE:


    Primary . . . . . . . . . . . . . . . . . . .     $     .58         $    .48

    Fully Diluted . . . . . . . . . . . . . . . .     $     .56         $    .47

DIVIDENDS PER COMMON SHARE  . . . . . . . . . . .     $     .33         $    .33




The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   March 31,        December 31,
                                                                     1996              1995
                                                                   ---------        -----------
                                   ASSETS                                  (in millions)
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .    $    14.4        $    17.7
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .        986.0            992.7
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .        981.2            963.5
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        137.4            153.4
                                                                   ---------        ---------
         Total current assets . . . . . . . . . . . . . . . . .      2,119.0          2,127.3
                                                                   ---------        ---------
Property, plant and equipment, less accumulated depreciation  .      1,216.3          1,232.1
Intangibles, less accumulated amortization  . . . . . . . . . .      2,234.5          2,226.0
Investments in marketable equity securities . . . . . . . . . .        474.1            406.2
Deferred income taxes and other assets  . . . . . . . . . . . .         71.8             72.3
                                                                   ---------        ---------
         Total assets . . . . . . . . . . . . . . . . . . . . .    $ 6,115.7        $ 6,063.9
                                                                   =========        =========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . .    $   103.5        $    34.3
Accounts payable and accrued liabilities  . . . . . . . . . . .      1,162.9          1,180.5
Accrued income taxes  . . . . . . . . . . . . . . . . . . . . .         42.3             10.4
Current maturities of long-term debt  . . . . . . . . . . . . .         80.9            157.2
                                                                   ---------        ---------
         Total current liabilities  . . . . . . . . . . . . . .      1,389.6          1,382.4
                                                                   ---------        ---------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .      1,993.6          1,865.3
Postretirement benefits other than pensions . . . . . . . . . .        617.0            620.0
Other long-term liabilities . . . . . . . . . . . . . . . . . .        330.8            479.8
                                                                   ---------        ---------
         Total liabilities  . . . . . . . . . . . . . . . . . .      4,331.0          4,347.5
                                                                   ---------        ---------
Common stock, $5.00 par value . . . . . . . . . . . . . . . . .        539.7            539.4
Capital in excess of par value  . . . . . . . . . . . . . . . .        143.7            141.6
Retained earnings . . . . . . . . . . . . . . . . . . . . . . .      1,127.9          1,100.3
Unearned employee stock ownership plan compensation . . . . . .       (112.9)          (121.6)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         86.3             56.7
                                                                   ---------        ---------
         Total shareholders' equity . . . . . . . . . . . . . .      1,784.7          1,716.4
                                                                   ---------        ---------
         Total liabilities and shareholders' equity . . . . . .    $ 6,115.7        $ 6,063.9
                                                                   =========        =========




The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    ------------------
                                                                                     1996       1995
                                                                                   -------    --------
                                                                                       (in millions)
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  62.1     $  55.3
   Adjustments to reconcile to net cash provided
     by operating activities:
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39.3        33.4
         Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19.8        18.1
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .          7.0        (3.9)
         Gain on sales of marketable equity securities  . . . . . . . . . . .        (10.9)        -
         Changes in assets and liabilities: (1)
            Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .         11.4         7.3
            Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16.6)      (32.5)
            Accounts payable and accrued liabilities  . . . . . . . . . . . .         (6.4)      (53.6)
            Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . .         32.0        19.7
            Other assets and liabilities, net . . . . . . . . . . . . . . . .         (0.3)       42.9
                                                                                   -------    --------
                 Net cash provided by operating activities  . . . . . . . . .        137.4        86.7
                                                                                   -------    --------
Cash flows from investing activities:
   Cash paid for acquired businesses  . . . . . . . . . . . . . . . . . . . .       (212.6)        -
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .        (38.1)      (48.9)
   Proceeds from sales of property, plant and equipment . . . . . . . . . . .          5.7        13.6
   Proceeds from sales of marketable equity securities  . . . . . . . . . . .         13.3         -
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (0.1)        -
                                                                                   -------    --------
                 Net cash used in investing activities  . . . . . . . . . . .       (231.8)      (35.3)
Cash flows from financing activities:                                              -------    --------
   Proceeds from issuances of debt  . . . . . . . . . . . . . . . . . . . . .        331.6        41.4
   Repayments of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (206.7)      (28.0)
   Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (35.1)      (51.4)
   Debt issue costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (0.7)        -
   Activity under employee stock plans and other  . . . . . . . . . . . . . .          3.1         7.9
                                                                                   -------    --------
                 Net cash provided by (used in) financing activities  . . . .         92.2       (30.1)
                                                                                   -------    --------
Cash flows used by discontinued operations  . . . . . . . . . . . . . . . . .          -         (27.7)
Effect of exchange rate changes on cash and cash equivalents  . . . . . . . .         (1.1)       (3.3)
                                                                                   -------    --------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         (3.3)       (9.7)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . .         17.7        25.3
                                                                                   -------    --------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .      $  14.4    $   15.6
                                                                                   =======    ========

   (1)   Net of the effects of acquisitions, divestitures, and translation.




The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Adjustments

         The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1995 included as Appendix A to the Company's Proxy Statement dated March 12, 1996.



Note 2.  Inventories

                                                     March 31,      December 31,
                                                       1996            1995
                                                    ---------      ------------
                                                            (in millions)

Raw materials . . . . . . . . . . . . . . . .      $    289.9       $   281.1
Work-in-process . . . . . . . . . . . . . . .           219.4           227.5
Finished goods  . . . . . . . . . . . . . . .           537.3           500.9
Perishable tooling and supplies . . . . . . .            55.8            55.0
                                                   ----------       ---------
                                                      1,102.4         1,064.5
Less allowances (primarily LIFO reserves) . .          (121.2)         (101.0)
                                                   ----------       ---------
         Net inventories                           $    981.2       $   963.5
                                                   ==========       =========


Note 3.  Long-Term Debt

         At March 31, 1996, $322.5 million of commercial paper and bank loans were reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

         During the quarter ended March 31, 1996, the Company filed a shelf registration statement for $300 million of medium-term notes. By the end of March, $50 million of the shelf had been issued, at the five-year maturity level at an average interest rate of 5.74%.

         In December 1995, the Company issued DECS(SM) (Debt Exchangeable for Common Stock) which, at maturity, are mandatorily exchangeable into shares of Wyman-Gordon Company ("Wyman-Gordon") common stock or, at the Company's option, into cash in lieu of shares. The DECS are a hedge of the Company's investment in Wyman-Gordon common stock and will result in the Company realizing a minimum after tax gain of $100.6 million at maturity of the DECS. This unrealized gain, plus any net appreciation of the investment in Wyman-Gordon common stock offset by the appreciation attributable to the DECS since the issuance of the DECS, is included in shareholders' equity as an unrealized gain on investments in marketable equity securities, net of tax, at March 31,

1996. Long-term debt increased by $17.3 million at March 31, 1996 reflecting the increase in the market value of the Wyman-Gordon common stock exchangeable into the DECS in the three months ended March 31, 1996. The offset to the debt increase, net of tax, decreased the unrealized gain on investments in marketable securities included in shareholders' equity.

Note 4.   Net Income Per Common Share

         Primary and fully diluted net income per Common share is computed based on the following information:

                                                                         Three Months Ended
                                                                              March 31,
                                                                        ----------------------
                                                                         1996           1995
                                                                        -------       --------
                                                                            (in millions)
PRIMARY:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  62.1       $   55.3
                                                                        =======       ========
Average Common shares and Common share equivalents  . . . . . . .         107.4          116.2
                                                                        =======       ========
FULLY DILUTED:

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  62.1       $   55.3

Interest expense related to the 7.05% Convertible Subordinated
   Debentures, net of tax . . . . . . . . . . . . . . . . . . . .           7.3            7.3
                                                                        -------       --------
Net income applicable to Common stock . . . . . . . . . . . . . .       $  69.4       $   62.6
                                                                        =======       ========
Average Common shares and Common share equivalents  . . . . . . .         107.4          116.2

Additional shares assuming conversion of the 7.05%  Convertible
   Subordinated Debentures  . . . . . . . . . . . . . . . . . . .          16.7           16.7
                                                                        -------       --------
Average Common shares and Common share equivalents  . . . . . . .         124.1          132.9
                                                                        =======       ========

Note 5.  Industry Segment Revenues

                                                                         Three Months Ended
                                                                              March 31,
                                                                        ----------------------
                                                                         1996           1995
                                                                        -------       --------
                                                                            (in millions)
Electrical Products . . . . . . . . . . . . . . . . . . . . . . .     $   574.5       $   480.6

Tools & Hardware  . . . . . . . . . . . . . . . . . . . . . . . .         236.3           224.0

Automotive Products . . . . . . . . . . . . . . . . . . . . . . .         488.4           415.6
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14.9             3.0
                                                                      ---------       ---------
                                                                      $ 1,314.1       $ 1,123.2
                                                                      =========       =========

Note 6.  Discontinued Operations

         In September 1994, the Company announced its decision to establish its Petroleum & Industrial Equipment segment as an independent, publicly traded company, Cooper Cameron Corporation ("Cooper Cameron"), through an exchange offer with the Company's Common shareholders. The exchange offer was completed on June 30, 1995, at which time 9.5 million shares of the Company's Common stock were exchanged for 85.5% of Cooper Cameron common stock. The Petroleum & Industrial Equipment segment split-off was accounted for as a discontinued operation.

         Interest expense of $6.0 million on debt of $375 million during the three months ended March 31, 1995 was allocated to the discontinued operation. The interest rates utilized were the actual rates for borrowings specifically identifiable with the respective businesses, with the Company's average cost of commercial paper borrowing applied to the residual. Debt allocated to the discontinued operation of $375 million was considered to be fixed and related historically to the discontinued operation. Actual cash provided by or utilized in the discontinued operation, including the payment by the Company of all U.S. Federal, foreign and state and local income taxes related to the discontinued operation, was provided by or used in the Company's continuing operations such that the indebtedness of the discontinued operation remained constant from year to year.

Note 7.  Summary of Noncash Investing and Financing Activities

         The following noncash transactions have been excluded from the consolidated statements of cash flows:

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                   -------------------------
                                                                                      1996            1995
                                                                                   ---------        --------
                                                                                        (in millions)
Assets acquired and liabilities assumed or incurred from the acquisition of businesses:

    Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . .      $    51.6        $      -
    Cash used to acquire businesses (1) . . . . . . . . . . . . . . . . . . .          (49.0)              -
                                                                                   ---------        --------
        Liabilities assumed or incurred . . . . . . . . . . . . . . . . . . .      $     2.6        $      -
                                                                                   =========        ========
Exchange of $1.60 Convertible Exchangeable Preferred Stock
   into 7.05% Convertible Subordinated Debentures . . . . . . . . . . . . . .      $       -        $  691.2


     (1) An additional $163.6 million was paid during the first quarter of 1996 for the December 31, 1995 acquisition of CEAG.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

First Quarter Ended March 31, 1996 Compared With First Quarter Ended March 31, 1995

         Net income for the first quarter of 1996 increased 12% to $62.1 million on revenues of $1.31 billion compared with 1995 net income of $55.3 million on revenues of $1.12 billion. Income per fully diluted share increased 19% to $.56 per share compared to $.47 per share in 1995. Income per common share benefited from the Cooper Cameron Exchange Offer completed on June 30, 1995, which reduced shares outstanding by 9.5 million shares. During the quarter the Company also continued to sell marketable securities, resulting in a gain of $10.9 million, which was more than offset by certain nonrecurring expenses, including two announced plant consolidations, an adjustment to the carrying value of certain Venezuelan assets, corporate severance and environmental expenses.

Revenues:

         Revenues for the first quarter of 1996 increased 17% compared to the first quarter of 1995. The continued modest growth of the domestic economy, recent acquisitions and strong gains in hazardous-duty electrical construction materials, transformer, distribution switchgear, wiper blades and ignition products contributed to the revenue gains. After excluding the effects of acquisitions, revenues were up 12% over the first quarter of 1995.

         Revenues of the Electrical Products segment were up 20% from the first quarter of 1995. Adjusted for recent acquisitions, revenues increased 10%. Continued strength in industrial production and commercial and industrial construction and renovation activity benefited sales of electrical construction materials, lighting fixtures and power distribution products. In addition, strong international demand for a number of the segment's transformer and power management products contributed to the revenue increase. New product introductions also added to revenues for the quarter.

         Tools & Hardware segment revenues increased 6% over the first quarter of 1995. The increase was led by strong international demand for power tool products, particularly by customers in the automotive industry, and modest increases in demand for domestic hand tools and drapery hardware. European
demand continued to hold up well.   New product introductions have also
strengthened the segment's market position. Quarter-to-quarter comparisons for this segment are not influenced by divestitures or acquisitions.

         Revenues in the Automotive Products segment increased 18% from the
prior year period.   Adjusted for the effects of recent acquisitions, revenues
in the Automotive Products segment were up 15% from last year. Harsh winter weather and lean distributor inventories boosted domestic aftermarket demand, especially for wiper blades and ignition products. New customer contracts and penetration of overseas markets also added to the year-over-year gain.

Operating Earnings:

         Operating earnings increased 8% to $143.3 million for the first quarter of 1996, compared to $132.5 million for the same period of 1995. After adjusting for the effects of acquisitions and nonrecurring expenses, all segments contributed to the increase in operating earnings. The anticipated lower margins associated with the CEAG acquisition completed in December 31, 1995, strong revenue increases in lower margin transformer distribution equipment and Automotive Products, and the revenue increases on operating earnings. Selling and administrative expenses increased as a percentage of revenues to 18% in the first quarter of 1996 compared to 17% in the first quarter of 1995 as a result of nonrecurring expenses.

         Operating earnings of the Electrical Products segment reflected a moderate increase compared to the first quarter of 1995. Allowing for the effects of the CEAG acquisition and a small product line acquisition, operating earnings were relatively flat when compared to last year. This resulted from the growth in revenues, excluding acquisitions, of lower margin transformer distribution equipment and slower sales growth of higher margin overcurrent protection products.

         The Tools & Hardware segment operating earnings were up moderately compared to the same period last year. Earnings benefited from the strong international demand for power tool products and modest improvement in hand tools and drapery hardware revenues. There are no acquisitions or divestitures affecting the quarter-to-quarter comparison of operating earnings for this segment.

         Operating earnings of the Automotive Products segment showed a substantial increase over 1995 even after adjusting for acquisitions. The increase in segment revenues over last year was the primary factor leading to the improved year-to-year performance.

Interest and Taxes:

         Interest expense of $37.6 million in the first quarter of 1996 decreased slightly from the same period of the prior year reflecting a slight reduction in both interest rates and average debt levels.

         The effective tax rate (income tax expense as a percentage of income before taxes) for the first quarter was 41.2%, changing only slightly from 41.3% for the first quarter of 1995.

Liquidity and Capital Resources:

         The Company's "operating working capital" (defined as receivables and inventories less accounts payable and accrued liabilities, excluding the effects of acquisitions, divestitures, and foreign currency translation) increased $11.6 million during the first quarter of 1996 compared to an increase of $78.8 million in the first quarter of 1995. The increase resulted primarily from inventory additions in response to increased revenues, offset by continued emphasis on working capital management.

         During the quarter ended March 31, 1996, the Company filed a shelf registration statement for $300 million of medium-term notes. By the end of March, $50 million of the shelf had been issued, at the five-year maturity level at an average interest rate of 5.74%.

     Cash flows from operating activities during the first quarter of 1996 totalled $137 million. The cash flows from operating activities were used to fund capital expenditures of $38 million and dividends of $35 million. The remaining cash flows from operating activities, proceeds from the sale of securities and an increase in debt provided funding for two acquisitions totalling $213 million during the quarter.

        In connection eith acquisitions accounted for as purchases, the Company records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending with respect to these accruals was $4.1 million and $9.8 million, respectively, in the three months ended March 31, 1996 and 1995. There were no significant additions to these accruals during the first quarter of 1996.

         At March 31, 1996, the Company's debt-to-total-capitalization ratio was 55.0% compared to 54.5% at December 31, 1995. Excluding the DECS, which at maturity are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares, the Company's debt-to-total capitalization ratio was 52.1% at March 31, 1996 compared to 51.7% at December 31, 1995. The Company generated sufficient cash to keep its debt-to-total-capitalization ratio close to the year-end level even after funding acquisitions totaling $213 million. The Company has targeted a 35-45% debt-to-total-capitalization ratio and will continue utilizing excess cash generated to reduce debt and consummate strategic acquisitions.

Backlog:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                           March 31,
                                                   ------------------------
                                                     1996           1995
                                                   ---------      ---------
                                                         (in millions)
          Electrical Products . . . . . . . . .    $   251.7      $   240.0
          Tools & Hardware  . . . . . . . . . .         91.7           77.3
          Automotive Products . . . . . . . . .        112.6           94.2
                                                   ---------      ---------
                                                   $   456.0      $   411.5
                                                   =========      =========

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1995 through 1991 and the Three Months Ended March 31, 1996 and 1995.

                 27.      Financial Data Schedule.

         (b)     Reports on Form 8-K

                 The Company filed a report on Form 8-K on January 26, 1996, which included the form of Distribution Agreement and form of Note with respect to the Company's third series medium-term note program under Registration Statement 333-00117, as well as a copy of a press release containing the Company's financial results for the quarter and year ended December 31, 1995.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Cooper Industries, Inc.
                                        -----------------------------------
                                             (Registrant)




Date     May 10, 1996                   /s/ D. Bradley McWilliams
- -------------------------               -----------------------------------
                                            D. Bradley McWilliams
                                            Senior Vice President, Finance




Date     May 10, 1996                   /s/ Terry A. Klebe
- -------------------------               -----------------------------------
                                            Terry A. Klebe
                                            Vice President and Controller
                                            and Chief Accounting Officer

                                 Exhibit Index


Exhibit No.

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1995 through 1991 and the Three Months Ended March 31, 1996 and 1995.

         27.     Financial Data Schedule.