Form 10-Q
period 1996-06-30
COOPER INDUSTRIES INC
filed 1996-08-13
CIK 24454

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        For the transition period from to

Commission File Number  1-1175
                       --------

                             Cooper Industries, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                       31-4156620
 -------------------------------                 -------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

         1001 Fannin, Suite 4000                 Houston, Texas   77002
- ----------------------------------------         ----------------------
(Address of principal executive offices)               (Zip Code)

                                 (713) 739-5400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
     ----             ----

Number of shares outstanding of issuer's common stock as of July 31, 1996 was 108,024,679.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                -----------------------------      -----------------------------
                                                    1996            1995               1996            1995
                                                -------------   -------------      -------------   -------------
                                                              (in millions, except per share data)
REVENUES......................................   $    1,380.1    $    1,268.1       $    2,694.2    $    2,391.3
COSTS AND EXPENSES
Cost of sales.................................          907.3           834.7            1,783.1         1,583.0
Depreciation and amortization.................           58.9            54.6              118.0           106.1
Selling and administrative expenses...........          227.5           198.9              463.4           389.8
                                                -------------   -------------      -------------   -------------
                                                      1,193.7         1,088.2            2,364.5         2,078.9
                                                -------------   -------------      -------------   -------------
    Operating earnings........................          186.4           179.9              329.7           312.4
Interest expense..............................           36.8            39.5               74.4            77.8
                                                -------------   -------------      -------------   -------------
    Income before income taxes................          149.6           140.4              255.3           234.6
Income taxes..................................           61.3            57.6              104.9            96.5
                                                -------------   -------------      -------------   -------------
    Income from continuing operations.........           88.3            82.8              150.4           138.1
Charge for discontinued operations............            -            (186.6)               -            (186.6)
                                                -------------   -------------      -------------   -------------
NET INCOME (LOSS).............................   $       88.3    $     (103.8)      $      150.4    $      (48.5)
                                                =============   =============      =============   =============

INCOME (LOSS) PER COMMON SHARE:
Primary:
    Continuing operations.....................   $        .82    $        .71       $       1.40    $       1.19
    Net income (loss).........................   $        .82    $       (.89)      $       1.40    $       (.42)
Fully Diluted:
    Continuing operations.....................   $        .77    $        .68       $       1.33    $       1.15
    Net income (loss).........................   $        .77    $       (.89)      $       1.33    $       (.42)

DIVIDENDS PER COMMON SHARE....................   $        .33    $        .33       $        .66    $        .66





The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,          December 31,
                                                                               1996               1995
                                                                         ---------------     ---------------
                                                                                    (in millions)
                                     ASSETS
Cash and cash equivalents............................................... $          16.2      $         17.7
Receivables.............................................................         1,070.7               992.7
Inventories.............................................................           983.8               963.5
Other...................................................................           117.6               153.4
                                                                         ---------------     ---------------
         Total current assets...........................................         2,188.3             2,127.3
                                                                         ---------------     ---------------
Property, plant and equipment, less accumulated depreciation............         1,215.0             1,232.1
Intangibles, less accumulated amortization..............................         2,235.6             2,226.0
Investments in marketable equity securities.............................           483.1               406.2
Deferred income taxes and other assets..................................            61.3                72.3
                                                                         ---------------     ---------------
         Total assets...................................................  $      6,183.3      $      6,063.9
                                                                         ===============     ===============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt.........................................................  $        108.6      $         34.3
Accounts payable and accrued liabilities................................         1,160.8             1,180.5
Accrued income taxes....................................................            25.9                10.4
Current maturities of long-term debt....................................            81.6               157.2
                                                                         ---------------     ---------------
         Total current liabilities......................................         1,376.9             1,382.4
                                                                         ---------------     ---------------
Long-term debt..........................................................         2,017.1             1,865.3
Postretirement benefits other than pensions.............................           613.0               620.0
Other long-term liabilities.............................................           328.9               479.8
                                                                         ---------------     ---------------
         Total liabilities..............................................         4,335.9             4,347.5
                                                                         ---------------     ---------------
Common stock, $5.00 par value...........................................           540.1               539.4
Capital in excess of par value..........................................           146.6               141.6
Retained earnings.......................................................         1,180.7             1,100.3
Unearned employee stock ownership plan compensation.....................          (104.7)             (121.6)
Other...................................................................            84.7                56.7
                                                                         ---------------     ---------------
         Total shareholders' equity.....................................         1,847.4             1,716.4
                                                                         ---------------     ---------------
         Total liabilities and shareholders' equity.....................  $      6,183.3      $      6,063.9
                                                                         ===============     ===============





The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 ----------------------------------
                                                                                       1996             1995
                                                                                  --------------    -------------
                                                                                            (in millions)
Cash flows from operating activities:
   Net income (loss).........................................................      $       150.4     $      (48.5)
   Less: Charge for discontinued operations..................................                -              186.6
                                                                                  --------------    -------------
     Income from continuing operations.......................................              150.4            138.1
   Adjustments to reconcile to net cash provided
     by operating activities:
         Depreciation........................................................               77.9             68.1
         Amortization........................................................               40.1             38.0
         Deferred income taxes...............................................                7.2              8.5
         Gain on sales of marketable equity securities.......................              (20.3)             -
         Changes in assets and liabilities: (1)
            Receivables......................................................              (69.7)           (11.1)
            Inventories......................................................              (13.6)            (5.5)
            Accounts payable and accrued liabilities.........................               (9.8)            51.6
            Accrued income taxes.............................................               16.3             37.4
            Other assets and liabilities, net................................               40.2             51.2
                                                                                  --------------    -------------
                  Net cash provided by operating activities..................              218.7            376.3
                                                                                  --------------    -------------
Cash flows from investing activities:
   Cash paid for acquired businesses.........................................             (235.8)            (3.1)
   Capital expenditures......................................................              (86.8)           (89.3)
   Proceeds from sales of property, plant and equipment......................                9.3              7.4
   Proceeds from sales of marketable equity securities.......................               24.7              -
   Other.....................................................................                2.6              -
                                                                                  --------------    -------------
                  Net cash used in investing activities......................             (286.0)           (85.0)
                                                                                  --------------    -------------
Cash flows from financing activities:
   Proceeds from issuances of debt...........................................              306.4             55.9
   Repayments of debt........................................................             (169.3)          (232.7)
   Dividends.................................................................              (71.3)           (90.0)
   Debt issue costs..........................................................               (0.8)             -
   Activity under employee stock plans and other.............................                1.8             10.5
                                                                                  --------------    -------------
                  Net cash provided by (used in) financing activities........               66.8           (256.3)
                                                                                  --------------    -------------
Cash flows used by discontinued operations...................................                -              (47.7)
Effect of exchange rate changes on cash and cash equivalents.................               (1.0)             0.5
                                                                                  --------------    -------------
Decrease in cash and cash equivalents........................................               (1.5)           (12.2)
Cash and cash equivalents, beginning of period...............................               17.7             25.3
                                                                                  --------------    -------------
Cash and cash equivalents, end of period.....................................      $        16.2     $       13.1
                                                                                  ==============    =============

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

Note 2.  Inventories

                                               June 30,          December 31,
                                                 1996                1995
                                           ---------------    ----------------
                                                     (in millions)

Raw materials..............................  $    300.0         $     281.1
Work-in-process............................       208.7               227.5
Finished goods.............................       547.6               500.9
Perishable tooling and supplies............        54.8                55.0
                                            ---------------    ----------------
                                                1,111.1             1,064.5
Less allowances (primarily LIFO reserves)..      (127.3)             (101.0)
                                            ---------------    ----------------
         Net inventories                     $    983.8         $     963.5
                                            ===============    ================


Note 3.  Investments in Marketable Equity Securities

         During the quarter ended June 30, 1996, a shelf registration statement was filed by Cooper Cameron Corporation, which may be used to sell up to 3,625,000 shares of Cooper Cameron Corporation common stock owned by the Company.

Note 4.  Long-Term Debt

         At June 30, 1996, $344.6 million of commercial paper and bank loans were reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

         During 1996 the Company filed a shelf registration statement for $300 million of medium-term notes. By the end of June, $50 million of the shelf had been issued, at the five-year maturity level at an average interest rate of 5.74%.

         In December 1995, the Company issued DECS(sm) (Debt Exchangeable for Common Stock) which, at maturity, are mandatorily exchangeable into shares of Wyman-Gordon Company ("Wyman-

Gordon") common stock or, at the Company's option, into cash in lieu of shares. The DECS are a hedge of the Company's investment in Wyman-Gordon common stock and will result in the Company realizing a minimum after-tax gain of $100.6 million at maturity of the DECS. This unrealized gain, plus any additional appreciation of the investment in Wyman-Gordon common stock since the issuance of the DECS, is included in shareholders' equity as an unrealized gain on investments in marketable equity securities, net of tax, at June 30, 1996. At June 30, 1996 long-term debt includes an increase of $29.7 million reflecting the increase in the market value of the Wyman-Gordon common stock exchangeable into the DECS during the six months ended June 30, 1996. The offset to the debt increase, net of tax, decreased the unrealized gain on investments in marketable equity securities included in shareholders' equity.

Note 5.   Net Income (Loss) Per Common Share

         Primary and fully diluted net income (loss) per Common share is computed based on the following information:

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                      ----------------------------   ------------------------------
                                                          1996            1995            1996           1995
                                                       -----------     -----------    ------------    -----------
                                                                               (millions)
PRIMARY:
Net income (loss).....................................  $     88.3      $   (103.8)    $     150.4     $    (48.5)
                                                       ===========     ===========    ============    ===========
Average Common shares and
   Common share equivalents...........................       107.7           116.5           107.5          116.4
                                                       ===========     ===========    ============    ===========
FULLY DILUTED: (1)
Net income (loss).....................................  $     88.3      $   (103.8)    $     150.4     $    (48.5)
Interest expense related to the 7.05% Convertible
   Subordinated Debentures, net of tax                         7.3             7.3            14.6           14.6
                                                       -----------     -----------    ------------    -----------
Net income (loss) applicable to Common stock..........  $     95.6      $    (96.5)    $     165.0     $    (33.9)
                                                       ===========     ===========    ============    ===========
Average Common shares and
   Common share equivalents                                  107.7           116.5           107.7          116.4
Additional shares assuming conversion
   of the 7.05% Convertible Subordinated
   Debentures.........................................        16.7            16.8            16.7           16.8
                                                       -----------     -----------    ------------    -----------
Average Common shares and Common
   share equivalents..................................       124.4           133.3           124.4          133.2
                                                       ===========     ===========    ============    ===========

   (1) The 1995 fully diluted income per Common share from continuing operations is computed based on $90.1 million and $152.7 million of income applicable to Common stock for the three and six months ended June 30, 1995, respectively, and 133.3 million and 133.2 million average Common shares and Common share equivalents for the three and six months ended June 30, 1995, respectively. The 1995 fully diluted net loss is antidilutive, therefore the primary net loss per Common share is reflected as the fully diluted net loss per share.

Note 6.  Industry Segment Revenues

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                       ---------------------------   ------------------------------
                                                          1996            1995            1996           1995
                                                       -----------     -----------    ------------    -----------
                                                                               (millions)
Electrical Products................................... $     611.3     $     535.5    $    1,185.8    $   1,016.1
Tools & Hardware......................................       245.1           248.0           481.4          472.0
Automotive Products...................................       506.2           476.0           994.6          891.6
Other.................................................        17.5             8.6            32.4           11.6
                                                       -----------     -----------    ------------    -----------
                                                       $   1,380.1     $   1,268.1    $    2,694.2    $   2,391.3
                                                       ===========     ===========    ============    ===========

Note 7.  Discontinued Operations

         In September 1994, the Company announced its decision to establish its Petroleum & Industrial Equipment segment as an independent, publicly traded company, Cooper Cameron Corporation ("Cooper Cameron"), through an exchange offer with the Company's Common shareholders. The exchange offer was completed on June 30, 1995, at which time 9.5 million shares of the Company's Common stock were exchanged for 85.5% of Cooper Cameron common stock. The Petroleum & Industrial Equipment segment split-off was accounted for as a discontinued operation. In the second quarter of 1995, the Company recorded a charge of $186.6 million to reflect the actual loss on the split-off of Cooper Cameron.

         Interest expense of $11.9 million on debt of $375 million during the six months ended June 30, 1995 was allocated to the discontinued operation. The interest rates utilized were the actual rates for borrowings specifically identifiable with the respective businesses, with the Company's average cost of commercial paper borrowing applied to the residual. Debt allocated to the discontinued operation of $375 million was considered to be fixed and related historically to the discontinued operation. Actual cash provided by or utilized in the discontinued operation, including the payment by the Company of all U.S. Federal, foreign and state and local income taxes related to the discontinued operation, was provided by or used in the Company's continuing operations such that the indebtedness of the discontinued operation remained constant from year to year.

Note 8.  Summary of Noncash Investing and Financing Activities

         The following noncash transactions have been excluded from the consolidated statements of cash flows:

                                                                              Six Months Ended
                                                                                   June 30,
                                                                       -------------------------------
                                                                            1996             1995
                                                                       --------------    -------------
                                                                                 (in millions)
Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
       Fair value of assets acquired.................................  $    96.2         $    4.0
       Cash used to acquire businesses (1)...........................      (72.2)            (3.1)
                                                                       --------------    -------------
         Liabilities assumed or incurred.............................  $    24.0         $    0.9
                                                                       ==============    =============
Exchange of $1.60 Convertible Exchangeable Preferred Stock
   into 7.05% Convertible Subordinated Debentures....................  $     -           $  691.2
Retirement of Cooper Common shares exchanged for
    Cooper Cameron Common shares.....................................  $     -           $  427.5

     (1) An additional $163.6 million was paid during the first quarter of 1996 for the December 31, 1995 acquisition of CEAG.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995

         Income from continuing operations for the second quarter of 1996 increased 7% to $88.3 million on revenues of $1.38 billion compared with 1995 income from continuing operations of $82.8 million on revenues of $1.27 billion. Second quarter fully diluted share earnings from continuing operations increased 13% to $.77 from $.68 in 1995. Earnings per share benefited from the Cooper Cameron Exchange Offer completed on June 30, 1995, which reduced shares outstanding by 9.5 million shares. During the quarter the Company also continued to sell marketable securities, resulting in a gain of $9.5 million, which was mostly offset by certain nonrecurring expenses, including a recently announced plant closing and product line rationalization costs.

Revenues:

         Revenues for the second quarter of 1996 increased 9% compared to the second quarter of 1995. After excluding the effects of acquisitions, revenues were up 3% over the second quarter of 1995. The continued modest growth in industrial and construction markets and an improvement in the automotive original equipment and domestic aftermarket contributed to the revenue gains.

         Revenues of the Electrical Products segment were up 14% from the second quarter of 1995. Adjusted for recent acquisitions and a small divestiture, revenues increased 5%. Continued strength in North American industrial production and commercial and industrial construction and renovation activity benefited sales of electrical construction materials, electrical fuses, lighting fixtures, transformers and distribution switchgear. In addition, strong international demand for a number of the segment's transformer and power management products contributed to the revenue increase.
New product introductions also added to revenues for the quarter.

         Tools & Hardware segment revenues decreased slightly compared to the second quarter of 1995. Adjusted for a recent acquisition, revenues decreased 2%. Growth in sales of assembly systems for the automotive industry were offset by slowing demand for hand tools and window treatments in Europe. In addition, distribution delays in the domestic hand tools business due to the implementation of a new distribution system resulted in a somewhat higher than anticipated backlog level at the end of the second quarter of 1996. New product introductions continue to strengthen the segment's market position.

         Revenues in the Automotive Products segment increased 6% from the same prior year period. Adjusted for the effects of recent acquisitions, revenues in the Automotive Products segment were up 3% from last year. The improvement reflected increased demand from original equipment manufacturers worldwide and an improved domestic aftermarket across most product lines.

Operating Earnings:

         Operating earnings increased 4% to $186.4 million for the second quarter of 1996, compared to $179.9 million for the same period of 1995. The anticipated lower margins associated with the CEAG acquisition completed on December 31, 1995, strong revenue increases in lower margin transformer distribution equipment and nonrecurring expenses reduced the leverage of the revenue increases on operating earnings. Selling and administrative expenses increased slightly as a percentage of revenues in the second quarter of 1996 compared to the second quarter of 1995. Higher than normal expenses associated with the CEAG operation, shipment delays related to the new distribution system at the hand tools operation and added sales promotion and customer changeover expenses in the automotive operations all contributed to the increase.

         Operating earnings of the Electrical Products segment reflected a significant increase compared to the second quarter of 1995. Allowing for the effects of the CEAG acquisition, a small product line acquisition and a small divestiture, operating earnings were relatively flat when compared to last year. This resulted from the stronger growth in revenues of lower margin transformer distribution equipment compared to slower growth of higher margin overcurrent protection products.

         The Tools & Hardware segment's operating earnings were down compared to the same period last year. One small acquisition had a minor impact on the segment's profitability. Earnings for the segment were impacted by a major warehouse and distribution conversion at the hand tools operation and the effect of a nonrecurring charge of $2 million for costs associated with purchased and resold window treatments containing lead.

         Operating earnings of the Automotive Products segment, before nonrecurring charges for a plant closing announced in June 1996 and product rationalization costs of $6.3 million, were up slightly compared to the same period last year. After allowing for the impact of acquisitions, and excluding the nonrecurring charges, operating earnings decreased slightly. The earnings impact of the increase in revenues over last year was more than offset by higher selling and marketing costs and a month-long strike at a brake manufacturing facility.

Interest and Taxes:

         Interest expense of $36.8 million decreased 7% from the same period of last year reflecting a reduction in both interest rates and average debt levels.

         The effective tax rate (income tax expense as a percentage of income before taxes) for the second quarter was 41.0%, unchanged from the same quarter of 1995.


Six Months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995

         Income from continuing operations for the first half of 1996 increased 9% to $150.4 million on revenues of $2.69 billion compared with 1995 income from continuing operations of $138.1 million on revenues of $2.39 billion. Fully diluted share earnings from continuing operations increased 16% to $1.33 compared to $1.15 per share in 1995. Income per common share benefited from the Cooper Cameron Exchange Offer completed on June 30, 1995, which reduced shares outstanding by 9.5 million. During the first six months of 1996 the Company also continued to sell marketable securities, resulting in a gain of $20.3 million, which was more than offset by certain nonrecurring expenses, including announced plant consolidations, product line rationalization costs, an adjustment to the carrying value of certain Venezuelan assets, corporate severance, and environmental expenses.

Revenues:

         Revenues for the first half of 1996 increased 13% compared to the first half of 1995. After excluding the effects of acquisitions, revenues were up 7% over the first half of 1995. The revenue gain was driven by continued modest growth of the domestic economy and improvement in the automotive original equipment and aftermarket.

         Revenues of the Electrical Products segment were up 17% from the first half of 1995. Adjusted for recent acquisitions and a small divestiture, revenues increased 7%. Continued strength in industrial production and commercial and industrial construction and renovation activity benefited sales of electrical construction materials, lighting fixtures and power distribution products. In addition, strong international demand for a number of the segment's transformer and power management products contributed to the revenue increase. New product introductions also added to revenues for the six-month period.

         Tools & Hardware segment revenues increased 2% over the first half of 1995. One small acquisition had a minor impact on segment revenues. The continued strength of domestic industrial production and commercial, industrial and residential construction has been beneficial to the power tool and drapery hardware operations. Delivery delays related to the implementation of a new distribution system impacted hand tool shipments.

         Revenues in the Automotive Products segment increased 12% from the same prior year period. Adjusted for the effects of recent acquisitions, revenues were up 8% from last year. Harsh winter weather and lean distributor inventories boosted domestic aftermarket demand, especially for wiper blades and ignition products. Product sales for the original equipment market improved as a result of placing products on new vehicle platforms.

Operating Earnings:

         Operating earnings increased 6% to $329.7 million for the first half of 1996, compared to $312.4 million for the same period of 1995. The anticipated lower margins associated with the CEAG acquisition completed on December 31, 1995, revenue increases in lower margin transformer distribution equipment and Automotive Products, and nonrecurring expenses combined to reduce the leverage of the revenue increases on operating earnings. Selling and administrative expenses increased, as a percentage of revenues, to 17% in the first half of 1996 compared to 16% in the first half of 1995 as a result of nonrecurring expenses, higher than average CEAG expenses and higher selling and changeover costs in the automotive operations.

         Operating earnings of the Electrical Products segment reflected an increase compared to the first half of 1995. Allowing for the effects of the CEAG acquisition, two small product line acquisitions and a small divestiture, operating earnings were relatively flat when compared to last year. This resulted from the stronger growth in revenues of lower margin transformer distribution equipment compared to slower growth of higher margin overcurrent protection products.

         The Tools & Hardware segment operating earnings were down compared to the same period last year. One small acquisition had a minor impact on the year-to-year results. The favorable impact from revenue increases was more than offset by the effect of implementation costs incurred in the warehouse and distribution system conversion at the hand tools operation and nonrecurring expenses.

         Operating earnings of the Automotive Products segment were flat when compared to last year and down slightly after adjusting for acquisitions. The additional earnings from an increase in segment revenues over last year was more than offset by nonrecurring expenses.


Interest and Taxes:

         Interest expense of $74.4 million in the first half of 1996 decreased 4% from the same period of the prior year reflecting a reduction in both interest rates and average debt levels.

         The effective tax rate (income tax expense as a percentage of income before taxes) for the first half of 1996 was 41.1%, unchanged from the first half of 1995.


Liquidity and Capital Resources:

         The Company's "operating working capital" (defined as receivables and inventories less accounts payable and accrued liabilities, excluding the effects of acquisitions, divestitures, and foreign currency translation) increased $93.1 million during the first half of 1996 compared to a decrease of $35.0 million in the first half of 1995. The increase resulted primarily from receivable additions in response to increased revenues.

         During 1996, the Company filed a shelf registration statement for $300 million of medium-term notes. By the end of June, $50 million of the shelf had been issued, at the five-year maturity level at an average interest rate of 5.74%.

         During the quarter ended June 30, 1996, a shelf registration statement was filed by Cooper Cameron Corporation, which may be used to sell up to 3,625,000 shares of Cooper Cameron Corporation common stock owned by the Company.

         Cash flows from operating activities during the first half of 1996 totalled $219 million. The cash flows from operating activities were used to fund capital expenditures of $87 million and dividends of $71 million. The remaining cash flows from operating activities, proceeds from the sale of securities and an increase in debt provided funding for five acquisitions totalling $236 million during the six-month period. During the first half of 1995, cash flows from operating activities of continuing operations totalled $376 million. The cash flows from operating activities were used to fund capital expenditures of $89 million, dividends of $90 million and discontinued operations of $48 million. In addition, debt was reduced by $177 million.

         In connection with acquisitions accounted for as purchases, the Company records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending with respect to these accruals was $3.2 million and $4.1 million, respectively, for the quarters ended June 30, 1996 and March 31, 1996. Spending against these accruals for the quarters ended June 30, 1995 and March 31, 1995 was $9.9 million and $9.8 million, respectively. There were no significant additions to these accruals during the first half of 1996.

         During the first half of 1996, the Company rationalized several small product lines in the Automotive Products segment and intends to further evaluate certain product lines and geographical presences during the second half of 1996. Presently, the Company does not believe that significant cash expenditures will result upon completion of the evaluations.

         At June 30, 1996, the Company's debt-to-total-capitalization ratio was 54.4% compared to 54.5% at December 31, 1995. Excluding the DECS, which at maturity are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares, the Company's debt-to-total capitalization ratio was 51.5% at June 30, 1996 compared to 51.7% at December 31, 1995. The Company generated sufficient cash to slightly reduce its debt-to-total-capitalization ratio as compared to the year-end level even after funding acquisitions totaling $236 million. The Company has targeted a 35-45% debt-to-total-capitalization ratio and will continue utilizing excess cash generated to reduce debt and consummate strategic acquisitions.


Backlog:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected.
Sales backlog by segment was as follows:

                                                      June 30,
                                            ----------------------------
                                                1996            1995
                                            ------------    ------------
                                                    (in millions)
Electrical Products......................   $      234.8    $      237.1
Tools & Hardware.........................           84.8            78.2
Automotive Products......................          103.4            84.5
                                            ------------    ------------
                                            $      423.0    $      399.8
                                            ============    ============

                                            PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders was held on April 30, 1996 in Houston, Texas. Five proposals as described in the Company's Proxy Statement dated March 12, 1996 were voted upon at the meeting. Following is a brief description of the matters voted upon and the results of voting.

1.   Proposal to elect four directors for three year terms expiring in 1999:


                    Warren L.      Linda A.     Constantine S.    H. John
                     Batts           Hill         Nicandros      Riley, Jr.
                 -------------   ------------   -------------   -------------
Votes For:         87,490,702     87,472,889      87,828,634      87,845,864
Votes Withheld:     6,557,236      6,575,049       6,219,304       6,202,074


2.   Proposal to approve the Cooper Industries, Inc. Stock Incentive Plan:


Votes For:                     69,100,506
Votes Against:                 18,067,207
Abstain:                        1,713,581
Broker Non-votes:               5,166,644

3. Proposal to approve the Cooper Industries, Inc. Management Annual Incentive Plan:


Votes For:                     86,022,600
Votes Against:                  6,176,814
Abstain:                        1,848,524
Broker Non-votes:                     -0-

4.   Proposal to approve the Cooper Industries, Inc. Directors' Stock Plan:


Votes For:                     80,422,101
Votes Against:                  6,614,472
Abstain:                        1,844,721
Broker Non-votes:               5,166,644

5. Shareholder Proposal regarding review of the Company's maquiladora operations in Mexico:


Votes For:                      6,626,926
Votes Against:                 74,165,678
Abstain:                        7,886,841
Broker Non-votes:               5,368,493

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1995 through 1991 and the Six Months Ended June 30, 1996 and 1995.

                  27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on April 23, 1996, which included a copy of a press release containing the Company's financial results for the quarter ended March 31, 1996, as well as the Company's business outlook for 1996.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Cooper Industries, Inc.
                                        -----------------------------------
                                                    (Registrant)


Date     August 12, 1996                /s/ D. Bradley McWilliams
- -----------------------------           -----------------------------------
                                        D. Bradley McWilliams
                                        Senior Vice President, Finance


Date     August 12, 1996                /s/ Terry A. Klebe
- -----------------------------           -----------------------------------
                                        Terry A. Klebe
                                        Vice President and Controller
                                        and Chief Accounting Officer

                                  Exhibit Index


    Exhibit No.

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1995 through 1991 and the Six Months Ended June 30, 1996 and 1995.

         27.      Financial Data Schedule.