Form 10-Q
period 1996-09-30
COOPER INDUSTRIES INC
filed 1996-11-14
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

                     Commission File Number       1-1175



                            Cooper Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         Ohio                                  31-4156620
--------------------------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                   Identification No.)

              600 Travis, Suite 5800                      Houston, Texas   77002
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (713) 209-8400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes    X         No
     -----          -----

Number of shares outstanding of issuer's common stock as of October 31, 1996 was 108,037,569.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            COOPER INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                             ----------------------------     -----------------------------
                                                  1996          1995 (1)            1996          1995 (1)
                                             ------------- --------------     --------------  -------------
                                                           (in millions, except per share data)
REVENUES  . . . . . . . . . . . . . . . . .  $     1,315.5  $     1,191.3      $     3,977.3  $     3,571.0
Cost of sales . . . . . . . . . . . . . . .          870.0          800.5            2,653.1        2,383.5
Depreciation and amortization . . . . . . .           59.4           55.1              177.4          161.2
Selling and administrative expenses . . . .          225.4          196.8              688.8          586.6
Automotive asset write-down . . . . . . . .           85.3            -                 85.3            -
Other income, net . . . . . . . . . . . . .         (113.4)         (15.1)            (145.8)         (26.7)
Interest expense  . . . . . . . . . . . . .           35.4           37.0              109.8          114.8
                                             -------------  -------------      -------------  -------------
    Income before income taxes  . . . . . .          153.4          117.0              408.7          351.6
Income taxes  . . . . . . . . . . . . . . .           76.1           47.7              181.0          144.2
                                             -------------  -------------      -------------  -------------
    Income from continuing operations . . .           77.3           69.3              227.7          207.4
Charge for discontinued operations  . . . .            -              -                  -           (186.6)
                                             -------------  -------------      -------------  -------------
NET INCOME  . . . . . . . . . . . . . . . .  $        77.3  $        69.3      $       227.7  $        20.8
                                             =============  =============      =============  =============
INCOME PER COMMON SHARE:

Primary:
    Continuing operations . . . . . . . . .  $       .72    $       .65        $      2.12    $      1.83

    Net income  . . . . . . . . . . . . . .  $       .72    $       .65        $      2.12    $       .18
Fully Diluted:
    Continuing operations . . . . . . . . .  $       .68    $       .62        $      2.00    $      1.76

    Net income  . . . . . . . . . . . . . .  $       .68    $       .62        $      2.00    $       .18

DIVIDENDS PER COMMON SHARE  . . . . . . . .  $       .33    $       .33        $       .99    $       .99

(1) Other income, net, previously reported in revenues, was reclassified to be consistent with the current presentation.




The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,      December 31,
                                                                                  1996              1995
                                                                           ---------------    --------------
                                   ASSETS                                             (in millions)
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $           9.8    $         17.7
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,025.7             992.7
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            981.2             963.5
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            114.8             153.4
                                                                           ---------------    --------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . .          2,131.5           2,127.3
                                                                           ---------------    --------------
Property, plant and equipment, less accumulated depreciation  . . . . . .          1,164.0           1,232.1
Intangibles, less accumulated amortization  . . . . . . . . . . . . . . .          2,188.3           2,226.0
Investments in marketable equity securities . . . . . . . . . . . . . . .            404.3             406.2
Deferred income taxes and other assets  . . . . . . . . . . . . . . . . .             86.8              72.3
                                                                           ---------------    --------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $       5,974.9    $      6,063.9
                                                                           ===============    ==============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         109.6    $         34.3
Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .          1,096.0           1,180.5
Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             54.1              10.4
Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .             80.1             157.2
                                                                           ---------------    --------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . .          1,339.8           1,382.4
                                                                           ---------------    --------------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,858.0           1,865.3
Postretirement benefits other than pensions . . . . . . . . . . . . . . .            609.5             620.0
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .            321.1             479.8
                                                                           ---------------    --------------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .          4,128.4           4,347.5
                                                                           ---------------    --------------
Common stock, $5.00 par value . . . . . . . . . . . . . . . . . . . . . .            540.1             539.4
Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .            147.1             141.6
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,222.9           1,100.3
Unearned employee stock ownership plan compensation . . . . . . . . . . .            (96.6)           (121.6)

Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33.0              56.7
                                                                           ---------------    --------------
         Total shareholders' equity . . . . . . . . . . . . . . . . . . .          1,846.5           1,716.4
                                                                           ---------------    --------------
         Total liabilities and shareholders' equity . . . . . . . . . . .  $       5,974.9    $      6,063.9
                                                                           ===============    ==============



The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              ------------------------------
                                                                                    1996             1995
                                                                              -------------    -------------
                                                                                        (in millions)
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       227.7    $        20.8
   Charge for discontinued operations . . . . . . . . . . . . . . . . . . .             -              186.6
                                                                              -------------    -------------
     Income from continuing operations  . . . . . . . . . . . . . . . . . .           227.7            207.4

   Adjustments to reconcile to net cash provided
     by operating activities:
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .           116.5            103.5
         Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .            60.9             57.7
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .            15.8             38.2
         Gain on sales of marketable equity securities  . . . . . . . . . .          (127.6)            (8.5)
         Automotive asset write-down  . . . . . . . . . . . . . . . . . . .            85.3              -
         Changes in assets and liabilities: (1)
            Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .           (21.4)            13.4
            Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .            (9.3)            37.4
            Accounts payable and accrued liabilities  . . . . . . . . . . .           (67.4)            (9.8)
            Accrued income taxes  . . . . . . . . . . . . . . . . . . . . .            43.0             23.9
            Other assets and liabilities, net . . . . . . . . . . . . . . .            25.2            (20.0)
                                                                              -------------    -------------
                 Net cash provided by operating activities  . . . . . . . .           348.7            443.2
                                                                              -------------    -------------
Cash flows from investing activities:
   Cash paid for acquired businesses  . . . . . . . . . . . . . . . . . . .          (235.8)           (11.9)
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .          (139.8)          (134.3)
   Proceeds from sales of property, plant and equipment . . . . . . . . . .            20.4             20.7
   Proceeds from sales of marketable equity securities  . . . . . . . . . .           204.0              9.9
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2.2             (0.4)
                                                                              -------------    -------------
                 Net cash used in investing activities  . . . . . . . . . .          (149.0)          (116.0)
                                                                              -------------    -------------
Cash flows from financing activities:
   Proceeds from issuances of debt  . . . . . . . . . . . . . . . . . . . .           314.1            254.7
   Repayments of debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          (415.2)          (429.3)
   Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (106.9)          (125.7)
   Debt issue costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (0.8)             -
   Activity under employee stock plans and other  . . . . . . . . . . . . .             1.8              6.5
                                                                              -------------    -------------
                 Net cash used in financing activities  . . . . . . . . . .          (207.0)          (293.8)
                                                                              -------------    -------------
Cash flows used by discontinued operations  . . . . . . . . . . . . . . . .             -              (47.7)
Effect of exchange rate changes on cash and cash equivalents  . . . . . . .            (0.6)            (2.6)
                                                                              -------------    -------------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .            (7.9)           (16.9)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . .            17.7             25.3
                                                                              -------------    -------------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . .   $         9.8    $         8.4
                                                                              =============    =============

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

Note 2.  Inventories

                                                                          September  30,      December 31,
                                                                              1996               1995
                                                                         ---------------     --------------
                                                                                     (in millions)
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     302.6          $    281.1
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . . .        210.6               227.5
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        542.3               500.9
Perishable tooling and supplies . . . . . . . . . . . . . . . . . . . .         55.3                55.0
                                                                         -----------          ----------
                                                                             1,110.8             1,064.5
Less allowances (primarily LIFO reserves) . . . . . . . . . . . . . . .       (129.6)             (101.0)
                                                                         -----------          ----------
         Net inventories. . . . . . . . . . . . . . . . . . . . . . . .  $     981.2          $    963.5
                                                                         ===========          ==========

Note 3.  Investments in Marketable Equity Securities

         During the quarter ended September 30, 1996, the Company disposed of its remaining shares of Cooper Cameron Corporation common stock realizing proceeds of $175.6 million. The Company also continued to sell its Belden Inc. common stock during the third quarter. Proceeds from the sale of these marketable equity securities totaled $179.3 million for the quarter, resulting in a realized gain of $107.2 million. As discussed in Note 7, the Company recorded a write-down of assets that substantially offset this gain.

Note 4.  Long-Term Debt

         At September 30, 1996, commercial paper and bank loans of $118.7 million were reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

         During 1996 the Company filed a shelf registration statement for $300 million of medium-term notes. During the first six months of this year, $50 million of five-year notes were issued at an average interest rate of 5.74%. During the third quarter of 1996, the Company did not issue any notes under the registration statement.

         In December 1995, the Company issued DECS(SM) (Debt Exchangeable for Common Stock) which, at maturity, are mandatorily exchangeable into shares of Wyman-Gordon Company ("Wyman-Gordon") common stock or, at the Company's option, into cash in lieu of shares. The DECS are a hedge of the Company's investment in Wyman-Gordon common stock and will result in the Company realizing an after-tax gain of $100.6 million at maturity of the DECS. This unrealized gain, plus any additional appreciation of the investment in Wyman-Gordon common stock since the issuance of the DECS, is included in shareholders' equity as an unrealized gain on investments in marketable equity securities, net of tax, at September 30, 1996. At September 30, 1996 the Company's long-term debt includes an increase of $102.6 million which represents the increase in the market value of the Wyman-Gordon common stock exchangeable into the DECS during the nine months ended September 30, 1996. The offset to the debt increase, net of tax, which is included in shareholders' equity, decreased the unrealized gain on investments in marketable equity securities, also included in shareholders' equity.

Note 5.   Net Income Per Common Share

         Primary and fully diluted net income per Common share is computed based on the following information:

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                    --------------------------    --------------------------
                                                        1996           1995            1996           1995
                                                    -----------    -----------    -----------    -----------
PRIMARY:                                                                    (millions)
Net income  . . . . . . . . . . . . . . . . . . . . $      77.3    $      69.3    $     227.7    $      20.8
                                                    ===========    ===========    ===========    ===========
Average Common shares and
   Common share equivalents . . . . . . . . . . . .       107.6          107.4          107.5          113.4
                                                    ===========    ===========    ===========    ===========
FULLY DILUTED: (1)
Net income  . . . . . . . . . . . . . . . . . . . . $      77.3    $      69.3    $     227.7    $      20.8

Interest expense related to the 7.05% Convertible
   Subordinated Debentures, net of tax                      7.3            7.3           21.9           21.9
                                                    -----------    -----------    -----------    -----------
Net income applicable to Common stock . . . . . . . $      84.6    $      76.6    $     249.6    $      42.7
                                                    ===========    ===========    ===========    ===========
Average Common shares and
   Common share equivalents                               107.8          107.4          107.8          113.4

Additional shares assuming conversion
   of the 7.05% Convertible Subordinated
   Debentures . . . . . . . . . . . . . . . . . . .        16.7           16.7           16.7           16.7
                                                    -----------    -----------    -----------    -----------
Average Common shares and Common
   share equivalents  . . . . . . . . . . . . . . .       124.5          124.1          124.5          130.1
                                                    ===========    ===========    ===========    ===========


(1) The 1995 fully diluted income per Common share from continuing operations is computed based on $76.6 million and $229.3 million of income applicable to Common stock for the three months and nine months ended September 30, 1995, respectively, and 124.1 million and 130.1 million average Common shares and Common share equivalents for the three months and nine months ended September 30, 1995, respectively. The 1995 year-to-date calculation of fully diluted net income is antidilutive, therefore the primary net income per Common share is reflected as the fully diluted net income per share.

Note 6.  Industry Segment Revenues

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                    ---------------------------   ---------------------------
                                                        1996           1995            1996          1995
                                                    ------------   ------------   ------------   ------------
                                                                            (millions)
Electrical Products . . . . . . . . . . . . . . . . $      613.2   $      522.7   $    1,799.0   $    1,538.8
Tools & Hardware  . . . . . . . . . . . . . . . . .        237.2          233.1          718.6          705.1
Automotive Products . . . . . . . . . . . . . . . .        465.1          435.5        1,459.7        1,327.1
                                                    ------------   ------------   ------------   ------------
                                                    $    1,315.5   $    1,191.3   $    3,977.3   $    3,571.0
                                                    ============   ============   ============   ============


Note 7.  Nonrecurring Charges

         During the third quarter of 1996 the Company completed a strategic review of its automotive brake business, resulting in a write-down of approximately 21% of the long-lived assets of the business. The Wagner brake product lines, acquired as part of the McGraw-Edison acquisition in 1985, have been subjected to intense competitive pricing over the last several years and an anticipated profitability improvement during 1996 was not being realized.
As a result of the review of the Wagner brake products, the Company is replacing Wagner technology with technology acquired through the fourth quarter 1994 acquisition of Abex Friction Products. Based on the strategic review, the Company concluded that the projected undiscounted cash flows of certain Wagner product lines would not recover the carrying value of the long-lived assets and goodwill associated with these product lines. Accordingly, the Company recorded in the third quarter ended September 30, 1996 an $85.3 million write-down, including $31.5 million in goodwill.

         The write-down will reduce annual depreciation and amortization costs equivalent to approximately $.03 per share. However, the Company will incur expense executing its revised brake strategy, which could offset some of the benefit of the reduced depreciation and amortization. The sale of marketable equity securities (See Note 3 of Notes to Consolidated Financial Statements) offset the charge for the write-down resulting in an insignificant impact on net income and earnings per share for the third quarter.

         The Company is continuing to strategically review product lines and geographic manufacturing and distribution which could result in future charges in the Automotive Products and Tools & Hardware segments. The Company engaged an investment banking firm in the third quarter of 1996 to evaluate the possible sale or strategic realignment of its Kirsch window treatment division. The Company anticipates finalizing the evaluation in the fourth quarter of 1996 or the first quarter of 1997. If the division is disposed of, the Company anticipates a gain will be realized.

Note 8.  Discontinued Operations

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

         Interest expense of $11.9 million on debt of $375 million through the date of the completion of the exchange offer was allocated to the discontinued operation. The interest rates utilized were the actual rates for borrowings specifically identifiable with the respective businesses, with the Company's average cost of commercial paper borrowing applied to the residual. Debt allocated to the discontinued operation of $375 million was considered to be fixed and related historically to the discontinued operation. Actual cash provided by or utilized in the discontinued operation, including the payment by the Company of all U.S. Federal, foreign and state and local income taxes related to the discontinued operation, was provided by or used in the Company's continuing operations such that the indebtedness of the discontinued operation remained constant from year to year.

Note 9.  Summary of Noncash Investing and Financing Activities

         The following noncash transactions have been excluded from the consolidated statements of cash flows:

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              ------------------------------
                                                                                    1996             1995
                                                                              -------------    -------------
                                                                                        (in millions)
Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
       Fair value of assets acquired  . . . . . . . . . . . . . . . . . . . . $        96.2    $        17.6
       Cash used to acquire businesses (1)  . . . . . . . . . . . . . . . . .         (72.2)           (11.9)
                                                                              -------------    -------------
         Liabilities assumed or incurred  . . . . . . . . . . . . . . . . . . $        24.0    $         5.7
                                                                              =============    =============
Exchange of $1.60 Convertible Exchangeable Preferred Stock
   into 7.05% Convertible Subordinated Debentures . . . . . . . . . . . . . . $         -      $       691.2
Retirement of Cooper Common shares exchanged for
    Cooper Cameron Common shares  . . . . . . . . . . . . . . . . . . . . . . $         -      $       427.5


(1) An additional $163.6 million was paid during the first quarter of 1996 for the December 31, 1995 acquisition of CEAG.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995

         Net income for the third quarter of 1996 increased 12% to $77.3 million on revenues of $1.32 billion compared with 1995 net income of $69.3 million on revenues of $1.19 billion. Third quarter fully diluted share earnings increased
10% to $.68 from $.62 in 1995.   Excluding a $.04 gain from the sale of
marketable equity securities during the third quarter of 1995, fully diluted share earnings increased 17%. During the quarter the Company realized an after-tax gain of $66.0 million from the sale of marketable equity securities. The sale of the marketable equity securities offset a nonrecurring charge in the automotive segment to write-down the carrying value of certain assets (See Note 7 of Notes to Consolidated Financial Statements).

Revenues:

         Revenues for the third quarter of 1996 increased 10% compared to the third quarter of 1995. After excluding the effects of acquisitions and a divestiture, revenues were up 5% over the third quarter of 1995. The continued modest growth in industrial and construction markets and an improvement in the automotive original equipment and domestic aftermarket contributed to the revenue gains.

         Revenues of the Electrical Products segment were up 17% from the third quarter of 1995. Adjusted for recent acquisitions and a small divestiture, revenues increased 8%. Sales of electrical construction materials, lighting fixtures, transformers and distribution switchgear benefitted from continued strength in North American industrial production and construction and renovation activity. Strong worldwide demand for hazardous-duty electrical construction materials led to the revenue increase. New product introductions also added to revenues for the quarter.

         Tools & Hardware segment revenues increased 2% compared to the third quarter of 1995. Adjusted for a recent acquisition, revenues were up slightly. Revenue gains realized from the growth in sales of assembly systems for the automotive industry and an improving aerospace market were offset by slowing demand in Europe for hand tools and window treatments. New product introductions continue to strengthen the segment's market position.

         Revenues in the Automotive Products segment increased 7% from the same prior year period. Adjusted for the effects of recent acquisitions, revenues in the Automotive Products segment were up 3% from last year. The improvement reflected increased demand from original equipment manufacturers worldwide and an improved domestic aftermarket across most product lines. Offsetting a portion of the revenue gains were declines in domestic sales of heavy duty brake components and temperature control products, and weaker European aftermarket sales.

Income Before Income Taxes:

         Income before income taxes, exclusive of a $107.2 million gain on the sale of marketable equity securities and the $85.3 million asset write-down in the Automotive Products segment, increased 12% to $131.5 million for the third quarter of 1996, compared to $117.0 million for the same period of 1995. Cost of sales, as a percentage of revenues, declined due to sales mix and the benefits of cost improvement programs. Selling and administrative expenses increased as a percentage of revenues in the third quarter of 1996 compared to the third quarter of 1995. Anticipated higher expenses associated with the CEAG operation, additional costs related to the new distribution system at the hand tools operation and added sales promotion and customer changeover expenses in the automotive operations all contributed to the increase. Interest expense declined $1.6 million from the same period of last year due to lower average interest rates and debt levels.

         Operating earnings of the Electrical Products segment reflected a significant increase compared to the third quarter of 1995. Allowing for the effects of the CEAG acquisition, a small product line acquisition and a small divestiture, operating earnings were well above last year. This resulted from the revenue increases in most major product lines and various cost reduction actions, including the 1995 plant closing and distribution consolidation at the Crouse-Hinds operations.

         The Tools & Hardware segment's operating earnings were flat compared to the same period last year. One small acquisition had a minor impact on the segment's profitability. Flat sales, sales mix and carryover costs related to a major warehouse and distribution conversion at the hand tools operation offset improvements in the power tool and drapery hardware businesses.

         Operating earnings of the Automotive Products segment, before the nonrecurring charge of $85.3 million, were up compared to the same period last year. After allowing for the impact of acquisitions, and excluding the nonrecurring charge, operating earnings increased modestly over last year, reflecting the increase in revenues.

Income Taxes:

         The effective tax rate (income tax expense as a percentage of income before income taxes) for the third quarter was 49.6%, compared to 40.8% for the same quarter of 1995. The increase resulted primarily from the asset write-down in the Automotive Products segment, which included a write-down of goodwill that was non-deductible for income tax purposes. Excluding the gain on the sale of marketable equity securities and the nonrecurring write-down, the effective tax rate was approximately 41.2%.


Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995

         Income from continuing operations for the first nine months of 1996 increased 10% to $227.7 million on revenues of $3.98 billion compared with 1995 income from continuing operations of $207.4 million on revenues of $3.57 billion. Fully diluted share earnings from continuing operations increased 14% to $2.00 per share compared to $1.76 per share in 1995. Income per common share benefited from the Cooper Cameron Exchange Offer completed on June 30, 1995, which reduced shares outstanding by 9.5 million. During the first nine months of 1996 the Company also continued to sell marketable equity securities, resulting in a pretax gain of $127.6 million, which was more than offset by certain nonrecurring expenses, including the automotive asset write-down, announced plant consolidations, product line rationalization costs, corporate severance costs, and environmental expenses.

Revenues:

         Revenues for the first nine months of 1996 increased 11% compared to the first nine months of 1995. After excluding the effects of acquisitions and divestitures, revenues were up 6% over the same period of 1995. The revenue gain was driven by the continued modest growth of the domestic economy and improvement in the worldwide automotive original equipment market and domestic aftermarket.

         Revenues of the Electrical Products segment were up 17% from the first nine months of 1995. Adjusted for recent acquisitions and a small divestiture, revenues increased 8%. Sales of electrical construction materials, lighting fixtures and power distribution products benefitted from continued strength in industrial production and commercial and industrial construction and renovation activity. In addition, strong international demand for a number of the segment's transformer and power management products contributed to the revenue increase. New product introductions also added to revenues for the nine-month period.

         Tools & Hardware segment revenues increased 2% over the first nine months of 1995. One small acquisition had a minor impact on segment revenues. The continued strength of domestic industrial production and commercial, industrial and residential construction has been beneficial to the power tools and drapery hardware operations. However, slowing demand in the European markets has limited sales growth of hand tools and drapery hardware products.

         Revenues in the Automotive Products segment increased 10% from the
same prior year period.   Adjusted for the effects of recent acquisitions,
revenues were up 7% from last year. Harsh winter weather and lean distributor inventories boosted domestic aftermarket demand, especially for wiper blades and ignition products earlier in the year. Product sales for the original equipment market improved as a result of increased light vehicle production and increased placement of products on new vehicle platforms.

Income Before Income Taxes:

         Income before income taxes, exclusive of the third quarter 1996 gain on the sale of marketable equity securities and the write-down in the Automotive Products segment, increased 10% to $386.8 million for the first nine months of 1996, compared to $351.6 million for the same period of 1995. Cost of sales, as a percentage of revenues, remained the same as last year. The anticipated lower margins associated with the CEAG acquisition completed on December 31, 1995, revenue increases in lower margin transformer distribution equipment and Automotive Products, and nonrecurring expenses recorded in the first half of 1996 combined to reduce the leverage of the revenue increases on operating earnings and other cost improvements. Selling and administrative expenses increased, as a percentage of revenues, to 17% in the first nine months of 1996 compared to 16% in the first nine months of 1995 as a result of nonrecurring expenses, anticipated higher than average CEAG expenses and higher
selling and changeover costs in the automotive operations.   Interest expense
declined $5 million from the same period of last year due to lower average interest rates and debt levels.

         Operating earnings of the Electrical Products segment reflected an increase compared to the first nine months of 1995. Allowing for the effects of the CEAG acquisition, two small product line acquisitions and a small divestiture, operating earnings were modestly ahead of last year. This resulted from the growth in revenues from improvements in construction markets, cost reduction efforts and a more favorable product line mix beginning in the third quarter of 1996.

         The Tools & Hardware segment's operating earnings were down compared to the same period last year. One small acquisition had a minor impact on the year-to-year results. The favorable impact from revenue increases was more than offset by the effect of implementation costs incurred in the warehouse and distribution system conversion at the hand tools operation, nonrecurring expenses, and a slow European economy.

         Excluding the impact of the third quarter write-down of certain automotive assets, operating earnings of the Automotive Products segment were up when compared to last year and flat after adjusting for acquisitions. The additional earnings from an increase in segment revenues over last year was more than offset by nonrecurring expenses recorded during the first two quarters of 1996.

Income Taxes:

         The effective tax rate (income tax expense as a percentage of income before taxes) for the first nine months of 1996 was 44.3%, up from 41.0% in the same period of 1995. The increase resulted primarily from the third quarter asset write-down in the Automotive Products segment, which included a write-down of goodwill that was not deductible for income tax purposes. Excluding the gain on the sale of marketable equity securities and the nonrecurring write-down, the effective tax rate increased slightly for the first nine months of 1996 compared to 1995.

Liquidity and Capital Resources:

         The Company's "operating working capital" (defined as receivables and inventories less accounts payable and accrued liabilities, excluding the effects of acquisitions, divestitures, and foreign currency translation) increased $98.1 million during the first nine months of 1996 compared to a decrease of $41.0 million in the first nine months of 1995. The higher level of operating working capital resulted primarily from additions in response to increased levels of business activity partially offset by increased turnover of inventory.

         During 1996, the Company filed a shelf registration statement for $300 million of medium-term notes. During the first six months of this year, $50 million of five-year notes were issued at an average interest rate of 5.74%. During the third quarter of 1996, the Company did not issue any notes under the registration statement.

         During the quarter ended September 30, 1996, the Company sold marketable equity securities, including its shares of Cooper Cameron Corporation common stock. Year-to-date proceeds from the sales of marketable securities were $204.0 million.

         As discussed in Note 7 to the Consolidated Financial Statements, the Company is strategically reviewing product lines and geographic manufacturing and distribution which could result in future charges. The Company does not anticipate that any actions resulting from these evaluations will require cash outflows that would significantly affect liquidity and capital resources.

         Cash flows from operating activities during the first nine months of 1996 totalled $349 million. The cash flows from operating activities were used to fund capital expenditures of $140 million and dividends of $107 million.
The remaining cash flows from operating activities and proceeds from the sales of securities provided funding for a decrease in debt of $101 million and five acquisitions totalling $236 million during the nine-month period. During the first nine months of 1995, cash flows from operating activities of continuing operations totalled $443 million. The cash flows from operating activities were used to fund capital expenditures of $134 million, dividends of $126 million and discontinued operations of $48 million. In addition, debt was reduced by $175 million.

         In connection with acquisitions accounted for as purchases, the Company records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending with respect to these accruals was $3.6 million, $3.2 million and $4.1 million, respectively, for the quarters ended September 30, 1996, June 30, 1996 and March 31, 1996. Spending against these accruals for the quarters ended September 30, 1995, June 30, 1995 and March 31, 1995 was $10.6 million, $9.9 million and $9.8 million, respectively. There were no significant additions to these accruals during the first nine months of 1996.

         At September 30, 1996, the Company's debt-to-total-capitalization ratio was 52.6% compared to 54.5% at December 31, 1995. Excluding the DECS, which at maturity are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares, the Company's debt-to-total capitalization ratio was 48.3% at September 30, 1996 compared to 51.7% at December 31, 1995. The Company has targeted a 35-45% debt-to-total- capitalization ratio and will continue utilizing excess cash generated to reduce debt and consummate strategic acquisitions.

Backlog:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                                         September 30,
                                                                                  ---------------------------
                                                                                       1996           1995
                                                                                  -----------     -----------
                                                                                          (in millions)
          Electrical Products . . . . . . . . . . . . . . . . . . . . . . . . . . $     238.3     $     232.7
          Tools & Hardware  . . . . . . . . . . . . . . . . . . . . . . . . . . .        93.6            82.9
          Automotive Products . . . . . . . . . . . . . . . . . . . . . . . . . .       113.6            90.2
                                                                                  -----------     -----------
                                                                                  $     445.5     $     405.8
                                                                                  ===========     ===========

                          PART II - OTHER INFORMATION


Item 3.  Legal Proceedings

         The Company and certain of its current and former officers and directors are named in a consolidated class action lawsuit, brought in the United States District Court for the Southern District of Texas, Houston Division, on behalf of all persons who purchased Cooper stock during the period from February 1, 1993 through January 25, 1994. The case, which was filed on January 26, 1994, is docketed in the court as Civil Action No. H-94-0280 and is entitled Phillip Frank and Patricia Rankin, et al v. Cooper Industries, Inc., et al. The consolidated complaint alleges that the defendants, through certain public statements, misled investors respecting (i) deterioration in certain of the Company's markets and the demand for some of its products, and (ii) the Company's anticipated performance in 1994. The key allegation in the consolidated complaint appears to center around the Company's public announcement in early 1994 that the deterioration in oil, gas and other energy related markets could cause the Company's share earnings to decrease by as much as 25 percent in 1994.

         The consolidated complaint requests recovery of an unspecified amount of damages. The case is proceeding through the discovery process. The Company filed a Motion for Summary Judgement on October 15, 1996, which is pending. The case is currently scheduled for trial in the December 1996 trial term. While the ultimate liability, if any, that may result from this litigation cannot be determined with certainty at this time, the Company believes that its investigation of the facts to date has not revealed anything to support the plaintiffs' claims.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                  3.      Twenty-Sixth Amended Articles of Incorporation.

                 12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1995 through 1991 and the Nine Months Ended September 30, 1996 and 1995.

                 27.      Financial Data Schedule.

         (b)     Reports on Form 8-K

                 The Company filed a report on Form 8-K on July 24, 1996, which included a copy of a press release containing the Company's financial results for the quarter ended June 30, 1996.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Cooper Industries, Inc.
                                        -----------------------------------
                                                     (Registrant)




Date   November 12, 1996                /s/ D. Bradley McWilliams
-----------------------------------     -----------------------------------
                                        D. Bradley McWilliams
                                        Senior Vice President, Finance



Date   November 12, 1996             /s/ Terry A. Klebe
-----------------------------------     -----------------------------------
                                        Terry A. Klebe
                                        Vice President and Controller
                                        and Chief Accounting Officer

                                Exhibit Index


      Exhibit No.

          3.     Twenty-Sixth Amended Articles of Incorporation.

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1995 through 1991 and the Nine Months Ended September 30, 1996 and 1995.

         27.     Financial Data Schedule.