Form 10-K405
period 1996-12-31
COOPER INDUSTRIES INC
filed 1997-03-31
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 1-1175

                            Cooper Industries, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

               Ohio                                 31-4156620
   (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)             Identification Number)

 600 Travis, Suite 5800, Houston, Texas               77002
(Address of Principal Executive Offices)            (Zip Code)


                                  713/209-8400
              (Registrant's Telephone Number, Including Area Code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate value of the registrant's voting stock held by non-affiliates of the registrant as of March 3, 1997 was $4,929,148,941.

        Number of shares outstanding of registrant's Common Stock as of

                         March 3, 1997 - 112,252,196

                      DOCUMENTS INCORPORATED BY REFERENCE

Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997 (Part I - Item 1, Part II - Items 6, 7 and 8, Part III - Items 10, 11 and 12 and Part IV - Item 14(a)(1))

                                     PART I


ITEM 1. BUSINESS; ITEM 2. PROPERTIES


                                    GENERAL

         The terms "Cooper" or "Company" refer to the registrant, Cooper Industries, Inc. Cooper was incorporated under the laws of the State of Ohio on January 8, 1919.

         The Company's businesses operate in three business segments:
Electrical Products, Tools & Hardware and Automotive Products.

         Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 20 countries and currently employs approximately 42,000 people. On December 31, 1996, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 31,473,000 square feet of space, of which approximately 80 percent was owned and 20 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Cooper believes its facilities are adequate and suitable for its current and anticipated level of operations. Certain equipment and production facilities have been financed by industrial revenue or pollution control bonds issued by local government authorities and are subject to security arrangements customary in such financings.

                                                                                                     Square Footage of
                                          Number and Nature of Facilities                          Plants and Facilities
                                          -------------------------------                          ---------------------
                       Number of
 Segment               Employees     Manufacturing    Warehouse      Sales         Other          Owned             Leased
---------              ---------     -------------    ---------      -----         -----          -----             ------
 Electrical             17,200             46              8          86              3           9,241,000         1,357,000
 Products

 Tools & Hardware        9,500             38             19           9              2           7,692,000           969,000

 Automotive             15,400             51             16          19             14           8,298,000         3,768,000
 Products

 Other                     300             -              -           -               1                 -             148,000
                        ------           ----            ---        ----            ---          ----------         ---------
 Total                  42,400            135             43         114             20          25,231,000         6,242,000



                                                        Manufacturing Plant Locations
                                                        -----------------------------
                                                                                       Europe
                           United                              South       United      (Other
 Segment                   States     Canada      Mexico     America      Kingdom     Than UK)       Australia        Other
 -------                   ------     ------      ------     -------      -------     --------       ---------        -----
 Electrical Products          29          1          6            1            3           4             1              1

 Tools & Hardware             23          1          2            2            1           7             2              0

 Automotive Products          34          2          2            1            1           5             1              5
                             ---        ---         ---         ---          ---         ---           ---             ---
 Total                        86          4         10            4            5          16             4              6

     Operations in the United States are conducted by unincorporated divisions and subsidiaries of the Company, organized by the three business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of all segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through the Company's three business segments. As a result of these international operations, sales and distribution networks are maintained throughout most of the industrialized world. Cooper believes that generally there are no substantial differences in the business risks associated with these international operations compared with domestic activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers, restrictions on foreign exchange and currency fluctuations. As the U.S. dollar strengthens against foreign currencies at a rate greater than inflation in those countries, the Company may experience lower segment revenues and operating earnings. The four countries in which the Company generates the most international revenues are Canada, Germany, Italy and the United Kingdom. The Company has leveraged its operations to reduce the impact of currency fluctuations on net income to the extent practicable. The Company has several joint ventures with operations in China. Investments in China are subject to greater risks related to economic and political uncertainties as compared to most countries where the Company has operations. Exhibit 21.0 contains a list of Cooper's subsidiaries.

     Data with respect to Cooper's industry segments, domestic and international operations and export sales are contained in Note 15 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-30 through A-32 of Appendix A to the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders. A discussion of acquisitions and divestitures is included in Notes 3, 7, 18 and 19 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-17 through A-18, A-20 through A-22, and A-34 through A-35 of Appendix A to the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders.

     With its three business segments, Cooper serves four major markets: industrial, construction, electrical power distribution and automotive.
Markets for Cooper's products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment; hazardous duty electrical equipment; lighting fixtures and fuses; nonpower hand tools; industrial power tools; chain products; drapery hardware and window coverings; automotive and heavy-duty brake products; automotive lamps, wire sets, spark plugs, wiper blades, steering, suspension, driveline and temperature control products; and aviation ignition components.

     Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 1996, approximately $57.3 million was spent for research and development activities as compared with approximately $46.2 million in 1995 and $36.6 million in 1994. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 1997. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees and such compliance is not material to the business or financial condition of Cooper. For additional information concerning the Company's accruals for environmental liabilities, see Note 7 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-20 through A-22 of Appendix A to the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders.

     Approximately 59 percent of the United States hourly production work force of Cooper is employed in 81 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 41 percent of the hourly production employees exist with 32 bargaining units at 33 operations in the United States and with various unions at 46 international operations. During 1996, new agreements were concluded covering hourly production employees at 10 operations in the United States. Cooper considers its employee relations to be excellent.

     Sales backlog at December 31, 1996 was approximately $505 million (all of which is for delivery during 1997) compared with backlog of approximately $442 million at December 31, 1995.

     The following describes the business conducted by each of the Company's business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth on the table at the end of this Item. Information concerning market conditions, as well as information concerning revenues and operating earnings for each segment is incorporated herein by reference to pages A-1 through A-9 of Appendix A to the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders.

                              Electrical Products

     The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, enclosures, plugs, receptacles, lighting fixtures and fuses, for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arrestors, pole-line hardware and other related power systems components.

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

                                Tools & Hardware

     The Tools & Hardware segment manufactures, markets and sells hand tools and chain and clamp products for industrial, construction and consumer markets; air-powered and electric tools for general industry, primarily automotive and aerospace manufacturers; and drapery hardware and custom window coverings for residential and commercial window treatments markets.

     The principal raw material requirements include rolled coiled steel, wood, plastic pellets, flat and bar stock steel, brass, copper, tin plate, fiberglass, greige goods, aluminum, iron castings and plastic sheet. These materials are available from and supplied by numerous sources in the United States and abroad.

     Demand for nonpowered hand tools, chain and clamp products and industrial power tools is driven by employment levels and industrial activity in major industrial countries. In addition, demand for industrial power tools is influenced by automotive and aerospace production. Demand for drapery hardware and window coverings is influenced by housing starts, turnover of existing housing units and consumer disposable income. The segment's products are sold by a company salesforce, independent distributors and retailers.

     In January 1997, the Company signed a letter of intent to sell the Kirsch operations of its Tools & Hardware segment to Newell Co. Completion of the sale is subject to signing a definitive agreement, government antitrust clearance and certain other conditions.

                              Automotive Products

     The Automotive Products segment manufactures, markets and sells automotive and heavy-duty brakes, automotive lights, wire and cable, spark plugs, glow plugs, windshield wipers, steering, suspension, driveline and temperature control products and other products for the automotive aftermarket; brake products, lights, spark plugs, glow plugs, ignition coils and windshield wipers for original equipment manufacturers; and aviation ignition components.

     The principal raw material requirements include steel, iron, nickel, glass, steel wool, fiberglass, carbon, aluminum, aluminum oxide, zinc, copper, rubber, plastic and chemicals. The materials are available from and supplied by numerous sources in the United States and abroad.

     Demand for automotive aftermarket products is driven by the age and number of vehicles on the road and the number of vehicle miles driven. Weather conditions may affect consumer demand on a year-to-year basis for certain replacement parts such as wiper blades and temperature control products.
Demand for automotive products sold to original equipment manufacturers is driven by the number of vehicles produced. The segment's products are sold through distributors and wholesalers to aftermarket outlets and directly to original equipment manufacturers, retailers, mass merchandisers and national repair shop networks.

             Products, Markets and Distribution Methods by Segment

      ELECTRICAL PRODUCTS                  TOOLS & HARDWARE                 AUTOMOTIVE PRODUCTS

MAJOR PRODUCTS AND BRANDS         MAJOR PRODUCTS AND BRANDS           MAJOR PRODUCTS AND BRANDS
ARROW HART wiring devices.        APEX screwdriver bits, impact       ABEX, LEE, GIBSON and WAGNER
                                  sockets and universal joints.       brake components, including
                                                                      friction material, hydraulics,
                                                                      drums, rotors and hardware.

BUSS and EDISON fuses and fuse    BUCKEYE, DGD, DOLER, DOTCO and      ACI electric motors.
accessories.                      GARDNER-DENVER power tools and
                                  assembly systems.

CROUSE-HINDS and CEAG             CAMPBELL chain and fittings.        ANCO and CHAMPION windshield
explosion-proof and                                                   wiper products.
nonexplosion-proof fittings,
enclosures, industrial
lighting, and plugs and
receptacles.

CROUSE-HINDS, CEAG, LUMARK,       CRESCENT, DIAMOND and UTICA         BELDEN and POWER PATH
and MCGRAW-EDISON indoor and      pliers and wrenches.                automotive wire and cable.
outdoor lighting fixtures.

FAIL-SAFE vandal-resistant        DIAMOND farrier tools and           CHAMPION spark plugs and
lighting fixtures.                horseshoes.                         igniters.

HALO recessed and track           EREM precision cutters and          EVERCO and MURRAY heating and
lighting fixtures.                tweezers.                           air conditioning products.

KYLE distribution switchgear.     KIRSCH drapery hardware and         GENERAL DRIVESHAFT driveline
                                  custom window coverings.            products.

MCGRAW-EDISON distribution        LUFKIN measuring tapes.             MOOG steering and suspension
transformers, capacitors,                                             components.
voltage regulators, surge
arresters, pole-line hardware
and related products.

METALUX fluorescent lighting      MASTER POWER and STUHR pneumatic    PRECISION universal joints.
fixtures.                         tools.

MYERS electrical hubs.            NICHOLSON files and saws.           WAGNER, ZANXX and BLAZER
                                                                      lighting products.

RTE power and distribution        PLUMB hammers.
transformers, transformer
terminations and accessories.
                                  WELLER soldering equipment and
                                  torches.

                                  WISS and H.K. PORTER cutting
                                  products.

                                  XCELITE screwdrivers and
                                  nutdrivers.

        Products, Markets and Distribution Methods by Segment (Cont'd.)


      ELECTRICAL PRODUCTS                 TOOLS AND HARDWARE                AUTOMOTIVE PRODUCTS

MAJOR MARKETS                     MAJOR MARKETS                       MAJOR MARKETS
Primary and secondary             Industrial production and plant     Automotive and heavy-duty
electrical power transmission     maintenance; industrial,            vehicle maintenance and
and distribution; and             commercial and residential          repair; automotive and heavy-
residential, commercial and       construction; professional          duty vehicle original
industrial construction.          trades; and home improvement.       equipment manufacture;
                                                                      industrial; and aviation.

PRINCIPAL DISTRIBUTION METHODS    PRINCIPAL DISTRIBUTION METHODS      PRINCIPAL DISTRIBUTION METHODS

Through distributors for use      Through distributors and agents     Replacement parts -- to
in general construction, plant    to general industry, particularly   professional service
maintenance, utilities,           automotive, appliance and           technicians and repair garages
process and energy                aircraft maintenance; through       through warehouse distributors
applications, shopping            distributors and wholesalers to     and jobbers; to do-it-yourself
centers, parking lots, sports     hardware stores, home centers,      customers through warehouse
facilities, and data              lumberyards, department stores      distributors and jobbers,
processing and                    and mass merchandisers; and         retailers and mass
telecommunications systems;       direct to original equipment        merchandisers; and to national
through distributors and          manufacturers, home centers,        repair shop networks.
direct to manufacturers for       specialty stores, department        Original equipment parts -- to
use in electronic equipment       stores, mass merchandisers and      original equipment
for consumer, industrial,         hardware outlets.                   manufacturers and through
government and military                                               their respective service
applications; and direct to                                           networks.
original equipment
manufacturers of appliances,
tools, machinery and
electronic equipment.



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

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported, the Company, and certain of its current and former officers and directors, were named in a consolidated class action lawsuit, brought in the United States District Court for the Southern District of Texas, Houston Division, on behalf of all persons who purchased Cooper Common Stock during the period from February 1, 1993 through January 25, 1994. The case, which was filed on January 26, 1994, was docketed in the court as Civil Action No. H-94-0280, and was entitled PHILLIP FRANK AND PATRICIA RANKIN, ET AL V. COOPER INDUSTRIES, INC., ET AL. The consolidated complaint alleged that the defendants, through certain public statements, misled investors respecting (i) deterioration in certain of the Company's markets and the demand for some of its products, and (ii) the Company's anticipated performance in 1994. The key allegation in the consolidated complaint related to the Company's public announcement in early 1994 that the deterioration in oil, gas and other energy related markets could cause the Company's share earnings to decrease by as much as 25 percent in 1994.

     The case was scheduled for trial during the December 1996 trial term. In November 1996, the Company agreed to settle the lawsuit with the payment of $6.85 million to a settlement fund. The settlement had no impact on the financial results of the Company for 1996. The settlement agreement received final approval from the Court on March 4, 1997.

     The Company denied the material allegations of the consolidated complaint and admitted no liability in the settlement, but agreed to the settlement to avoid the expense and distraction of further legal proceedings. The settlement resulted in a release of all claims against the Company and the named individuals.

     The Company is subject to various other suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position.

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


     As of March 3, 1997 there were 31,700 record holders of the Company's Common Stock.

     The high and low quarterly sales price for the past two years of the Company's Common Stock, as reported by Dow Jones & Company, Inc., are as follows:



                                                                Quarter
                                 -----------------   -----------------   -----------------   -----------------
                                         1                   2                   3                   4
                                 -----------------   -----------------   -----------------   -----------------
1996                High              $39.875             $44.625             $43.375             $44.125

                    Low                34.125              37.625              36.125              38.375

1995                High               39.875              40.375              40.50               37.625

                    Low                34.00               36.250              33.875              32.875


Annual cash dividends declared on the Company's Common Stock during 1996 and 1995 were $1.32 a share ($.33 a quarter). On February 12, 1997, the Board of Directors declared a quarterly dividend of $.33 a share, which will be paid April 1, 1997 to shareholders of record on March 3, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 1996. The selected historical financial information shown below has been derived from Cooper's audited consolidated financial statements. This information should be read in conjunction with Cooper's consolidated financial statements and notes thereto incorporated herein by reference to pages A-12 through A-37 of Appendix A to the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders.


                                                                         Years Ended December 31,
                                                     ----------------------------------------------------------------
                                                     1996(1)(2)(3)   1995(1)(2)       1994(1)   1993(1)      1992(1)
                                                       ---------      ---------    --------     --------    ---------
                                                                     (in millions, except per share data)
INCOME STATEMENT DATA:
  Revenues                                             $ 5,283.7      $4,810 .9    $4,512.5     $4,725.5    $ 4,421.2
                                                       ---------      ---------    --------     --------    ---------

Income from continuing operations before
    cumulative effect of changes in
    accounting principles                                  315.4         280 .6       292.8        299.0        239.6
Income from discontinued operations,
    net of taxes                                             -             -             .3         68.1        121.7
Charge for discontinued operations                           -           (186.6)     (313.0)         -            -
Cumulative effect on prior years of
    changes in accounting principles                         -             -           -             -         (590.0)
                                                       ---------      ---------    --------     --------    ---------

        Net income (loss)                              $   315.4      $   94 .0    $  (19.9)    $  367.1    $  (228.7)
                                                       =========      =========    ========     ========    =========

PER COMMON SHARE DATA:
  Primary -
    Income from continuing operations before
      cumulative effect of changes in accounting
      principles                                       $    2.93          $2.51       $2.10        $2.15        $1.64

    Income (loss) from discontinued operations               -            (1.67)      (2.74)         .60         1.07

    Cumulative effect on prior years of changes
      in accounting principles                               -             -            -            -          (5.19)
                                                       ---------      ---------    --------     --------    ---------

        Net income (loss)                              $    2.93      $     .84    $   (.64)    $   2.75    $   (2.48)
                                                       =========      =========    ========     ========    =========


  Fully Diluted -
    Income from continuing operations before
      cumulative effect of changes in
      accounting principles                            $    2.77      $    2.41    $   2.10     $   2.15    $    1.64
                                                       =========      =========    ========     ========    =========

    Net income (loss)                                  $    2.77      $     .84    $   (.64)    $   2.75    $   (2.48)
                                                       =========      =========    ========     ========    =========

 BALANCE SHEET DATA (at the end of period):
  Total assets                                         $ 5,950.4      $6,063 .9    $6,400.7     $6,361.7    $ 6,551.4
  Long-term debt                                         1,737.7       1,865 .3     1,361.9        883.4      1,369.8
  Shareholders' equity                                   1,890.2       1,716 .4     2,741.1      3,009.6      2,862.6


CASH DIVIDENDS PER COMMON SHARE:                       $    1.32      $    1.32    $   1.32     $   1.32    $    1.24

________________

      (1) Includes the results of Moog Automotive Group, Inc., which was acquired effective October 1, 1992 from IFINT S.A. This transaction was accounted for as a purchase.

                                                 [footnotes continued next page]

      (2) Includes the results of Abex Friction Products, which was acquired effective December 30, 1994 from Abex, Inc. This transaction was accounted for as a purchase.

      (3) Includes the results of CEAG Sicherheitstechnik, which was acquired effective December 31, 1995 from Asea Brown Boveri AG. This transaction was accounted for as a purchase.
___________________

      In the first quarter of 1992, Cooper adopted the following accounting standards: SFAS No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions); SFAS No. 109 (Accounting for Income Taxes); and SFAS No. 112 (Employers' Accounting for Postemployment Benefits). For additional information concerning the year-to-year comparability of the financial information set forth in the preceding table, see (i) Notes 1, 2, 3, 8, 9 and 19 of the Notes to Consolidated Financial Statements and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference to pages A-16 through A-18, A-22 through A-24, A-34 through A-35 and A-1 through A-9 of Appendix A to the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Incorporated by reference to pages A-1 through A-9 of Appendix A to the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Incorporated by reference to pages A-10 through A-37 of Appendix A to the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference to pages 3 through 8 of the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

      Incorporated by reference to pages 11 through 20 of the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference to pages 2 and 9 of the Cooper Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements and Other Financial Data (incorporated by reference to the pages shown below in Appendix A to the Cooper
            Proxy Statement for the 1997 Annual Meeting of Shareholders).

                                                                                                 Page No.
                                                                                                 --------
            Report of Management  . . . . . . . . . . . . . . . . . . . . . . .                    A-10

            Report of Independent Auditors  . . . . . . . . . . . . . . . . .                      A-11

            Cooper Industries, Inc. and Subsidiaries:

                     Consolidated Statements of Operations
                     for each of the three years in the period ended
                     December 31, 1996  . . . . . . . . . . . . . . . . . . . .                    A-12

                     Consolidated Balance Sheets as of
                     December 31, 1996 and 1995   . . . . . . . . . . . . . . .                    A-13

                     Consolidated Statements of Cash Flows for each
                     of  the three years in the period ended
                     December 31, 1996  . . . . . . . . . . . . . . . . . . . .                    A-14

                     Consolidated Statements of Shareholders' Equity
                     for each of the three years in the period ended
                     December 31, 1996  . . . . . . . . . . . . . . . . . . . .                    A-15

                     Notes to Consolidated Financial Statements   . . . . . . .                    A-16
                                                                                                  through
                                                                                                   A-37


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

      3.    Exhibits

            3.1 Twenty-Sixth Amended Articles of Incorporation of Cooper Industries, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 1996).

            3.2 Code of Regulations (By-Laws), as amended, of Cooper Industries, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended December 31, 1992).

            4.1 Form of Indenture between Cooper Industries, Inc. and The First National Bank of Chicago, as Trustee, relating to the 7.05% Convertible Subordinated Debentures due 2015 (incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 33-31941).

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

           10.9 Cooper Industries, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit I to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 30, 1996.)

           10.10 Form of Cooper Industries, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit
                     10.10 of the Company's Form 10-K for the year ended December 31, 1995).

           10.11 Form of Cooper Industries, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit
                     10.11 of the Company's Form 10-K for the year ended December 31, 1995).

           10.12 Form of Cooper Industries, Inc. Executive Stock Incentive Agreement (incorporated herein by reference to Exhibit
                     10.12 of the Company's Form 10-K for the year ended December 31, 1995).

           10.13 Cooper Industries, Inc. Management Annual Incentive Plan (incorporated herein by reference to Exhibit II to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 30, 1996).

           10.14 Cooper Industries, Inc. Directors' Stock Plan (incorporated herein by reference to Exhibit III to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 30, 1996).

           12.0 Computation of Ratios of Earnings to Fixed Charges for the Calendar years 1992 through 1996.

           13.0 Text of Appendix A to Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997.

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

(b) Reports on Form 8-K. During the last quarter of 1996, the Company filed a report on Form 8-K dated October 22, 1996, which included a copy of a press release containing the Company's financial results for the quarter ended September 30, 1996, as well as the Company's business outlook for 1996.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COOPER INDUSTRIES, INC.


Date:      March 27, 1997               By  /s/ H. JOHN RILEY, JR.
      -----------------------              ---------------------------
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

    Signature                                      Title                                      Date
    ---------                                      -----                                      ----
 /s/ H. JOHN RILEY, JR.                      President and Chief Executive            March 27, 1997
-------------------------------------        Officer (Principal Executive
(H. John Riley, Jr.)                         Officer) and Director


 /s/ D. BRADLEY MCWILLIAMS                   Senior Vice President, Finance           March 27, 1997
-------------------------------------        (Principal Financial Officer)
(D. Bradley McWilliams)

 /s/ TERRY A. KLEBE                          Vice President and Controller            March 27, 1997
-------------------------------------        (Principal Accounting Officer)
(Terry A. Klebe)

*HAROLD S. HOOK                               Director                                March 27, 1997
-------------------------------------
(Harold S. Hook)

*LINDA A. HILL                                Director                                March 27, 1997
-------------------------------------
(Linda A. Hill)

*CONSTANTINE S. NICANDROS                     Director                                March 27, 1997
-------------------------------------
(Constantine S. Nicandros)

*JOHN D. ONG                                 Director                                 March 27, 1997
-------------------------------------
(John D. Ong)

*SIR RALPH H. ROBINS                         Director                                 March 27, 1997
-------------------------------------
(Sir Ralph H. Robins)

* By  /s/ DIANE K. SCHUMACHER
     --------------------------------------
     (Diane K. Schumacher, as Attorney-In-Fact
        for each of the persons indicated)

                            Cooper Industries, Inc.

                        1996 Annual Report on Form 10-K

                             Cross Reference Sheet

                                                                                                         Page Reference
                                                                    Page Reference                      in Incorporated
 Item No. in Form 10-K                                              in 10-K                             Proxy Statement
 ---------------------                                              --------------                      ---------------
 Item 1.             Business                                        3 through 9                         A-1 through A-9
                                                                                                        A-16 through A-18
                                                                                                        A-20 through A-22
                                                                                                        A-34 through A-35
                                                                                                        A-36 through A-37

 Item 2.             Properties                                      3 through 9                               -

 Item 3.             Legal Proceedings                               10                                        -

 Item 4.             Submission of Matters to a Vote of              10                                        -
                     Security Holders

 Item 5.             Market for Registrant's Common Equity and       10 through 11                             -
                     Related Stockholder Matters

 Item 6.             Selected Financial Data                         12 through 13                     A-10 through A-37

 Item 7.             Management's Discussion and Analysis of         13                                 A-1 through A-9
                     Financial Condition and Results of
                     Operations

 Item 8.             Financial Statements and Supplementary          13                                A-10 through A-37
                     Data

 Item 9.             Changes in and Disagreements with               13                                        -
                     Accountants on Accounting and Financial
                     Disclosure

 Item 10.            Directors and Executive Officers of the         13                                   3 through 8
                     Registrant

 Item 11.            Executive Compensation                          13                                  11 through 20

 Item 12.            Security Ownership of Certain Beneficial        14                                       2,9
                     Owners and Management

 Item 13.            Certain Relationships and Related               14                                        -
                     Transactions

 Item 14.            Exhibits, Financial Statement Schedules,        14 through  17                    A-10 through A-37
                     and Reports on Form 8-K

                               INDEX TO EXHIBITS

          Exhibit
          Number                            Description
          -------                           -----------

            3.1 Twenty-Sixth Amended Articles of Incorporation of Cooper Industries, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 1996).

            3.2 Code of Regulations (By-Laws), as amended, of Cooper Industries, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended December 31, 1992).

            4.1 Form of Indenture between Cooper Industries, Inc. and The First National Bank of Chicago, as Trustee, relating to the 7.05% Convertible Subordinated Debentures due 2015 (incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 33-31941).

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

           10.9 Cooper Industries, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit I to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 30, 1996.)

           10.10 Form of Cooper Industries, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit
                     10.10 of the Company's Form 10-K for the year ended December 31, 1995).

           10.11 Form of Cooper Industries, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit
                     10.11 of the Company's Form 10-K for the year ended December 31, 1995).

           10.12 Form of Cooper Industries, Inc. Executive Stock Incentive Agreement (incorporated herein by reference to Exhibit
                     10.12 of the Company's Form 10-K for the year ended December 31, 1995).

           10.13 Cooper Industries, Inc. Management Annual Incentive Plan (incorporated herein by reference to Exhibit II to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 30, 1996).

           10.14 Cooper Industries, Inc. Directors' Stock Plan (incorporated herein by reference to Exhibit III to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 30, 1996).

           12.0 Computation of Ratios of Earnings to Fixed Charges for the Calendar years 1992 through 1996.

           13.0 Text of Appendix A to Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997.

           21.0      List of Cooper Industries, Inc. Subsidiaries.

           23.0      Consent of Ernst & Young LLP.

           24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.

           27.0      Financial Data Schedule.