Form 10-Q
period 1997-03-31
COOPER INDUSTRIES INC
filed 1997-05-13
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

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

Yes    X      No
    -------      --------

Number of shares outstanding of issuer's common stock as of April 30, 1997 was 118,345,193.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
                                                        (in millions, except per
                                                               share data)
REVENUES ............................................   $  1,318.9   $  1,291.7
Cost of sales .......................................        905.7        897.1
Selling and administrative expenses .................        240.8        244.5
Goodwill amortization ...............................         16.0         16.2
Other (income) expense, net .........................          1.5         (9.4)
Interest expense ....................................         29.6         37.6
                                                        ----------   ----------
   Income before income taxes .......................        125.3        105.7
Income taxes ........................................         47.6         43.6
                                                        ----------   ----------
   NET INCOME .......................................   $     77.7   $     62.1
                                                        ==========   ==========

INCOME PER COMMON SHARE:
    Primary .........................................   $      .71   $      .58
    Fully Diluted ...................................   $      .67   $      .56

CASH DIVIDENDS PER COMMON SHARE .....................   $      .33   $      .33





The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,
                                                                       1997            1996
                                                                   ------------    ------------
                                   ASSETS                                 (in millions)
Cash and cash equivalents ......................................   $       12.2    $       16.1
Receivables ....................................................        1,011.0           959.4
Inventories ....................................................          986.5           971.1
Other ..........................................................          147.2           151.5
                                                                   ------------    ------------
       Total current assets ....................................        2,156.9         2,098.1
                                                                   ------------    ------------
Property, plant and equipment, less accumulated depreciation ...        1,231.9         1,241.3
Intangibles, less accumulated amortization .....................        2,116.7         2,154.9
Investments in marketable equity securities ....................          336.2           367.1
Deferred income taxes and other assets .........................           89.9            89.0
                                                                   ------------    ------------
       Total assets ............................................   $    5,931.6    $    5,950.4
                                                                   ============    ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt ................................................   $       99.6    $       98.2
Accounts payable ...............................................          504.3           586.2
Accrued liabilities ............................................          581.6           581.8
Accrued income taxes ...........................................           66.4            37.3
Current maturities of long-term debt ...........................           84.7            77.8
                                                                   ------------    ------------
       Total current liabilities ...............................        1,336.6         1,381.3
                                                                   ------------    ------------
Long-term debt .................................................        1,580.1         1,737.7
Postretirement benefits other than pensions ....................          603.4           606.4
Other long-term liabilities ....................................          327.7           334.8
                                                                   ------------    ------------
       Total liabilities .......................................        3,847.8         4,060.2
                                                                   ------------    ------------

Common stock, $5.00 par value ..................................          561.3           540.2
Capital in excess of par value .................................          302.6           150.1
Retained earnings ..............................................        1,316.5         1,275.3
Unearned employee stock ownership plan compensation ............          (84.9)          (92.9)
Other ..........................................................          (11.7)           17.5
                                                                   ------------    ------------
       Total shareholders' equity ..............................        2,083.8         1,890.2
                                                                   ------------    ------------
       Total liabilities and shareholders' equity ..............   $    5,931.6    $    5,950.4
                                                                   ============    ============





The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended
                                                                         March 31,
                                                                   --------------------
                                                                     1997        1996
                                                                   --------    --------
                                                                      (in millions)
Cash flows from operating activities:
   Net income ..................................................   $   77.7    $   62.1
Adjustments to reconcile to net cash provided
   by operating activities:
   Depreciation and amortization ...............................       54.9        59.1
   Deferred income taxes .......................................       (2.5)        7.0
   Gain on sales of marketable equity securities ...............         --       (10.9)
   Changes in assets and liabilities: (1)
        Receivables ............................................      (66.5)       11.4
        Inventories ............................................      (47.7)      (16.6)
        Accounts payable and accrued liabilities ...............      (46.0)       (6.4)
        Accrued income taxes ...................................       29.2        32.0
        Other assets and liabilities, net ......................        7.8        (0.3)
                                                                   --------    --------
              Net cash provided by operating activities ........        6.9       137.4
                                                                   --------    --------
Cash flows from investing activities:
   Cash paid for acquired businesses ...........................       (4.9)     (212.6)
   Capital expenditures ........................................      (45.6)      (38.1)
   Proceeds from sales of property, plant and equipment ........        2.3         5.7
   Proceeds from sales of marketable equity securities .........         --        13.3
   Other .......................................................         --        (0.1)
                                                                   --------    --------
              Net cash used in investing activities ............      (48.2)     (231.8)
                                                                   --------    --------
Cash flows from financing activities:
   Proceeds from issuances of debt .............................      104.6       331.6
   Repayments of debt ..........................................      (31.8)     (206.7)
   Dividends ...................................................      (37.0)      (35.1)
   Debt issue costs ............................................         --        (0.7)
   Activity under employee stock plans and other ...............        1.4         3.1
                                                                   --------    --------
              Net cash provided by financing activities ........       37.2        92.2
                                                                   --------    --------
Effect of exchange rate changes on cash and cash equivalents ...        0.2        (1.1)
                                                                   --------    --------
Decrease in cash and cash equivalents ..........................       (3.9)       (3.3)
Cash and cash equivalents, beginning of period .................       16.1        17.7
                                                                   --------    --------
Cash and cash equivalents, end of period .......................   $   12.2    $   14.4
                                                                   ========    ========


   (1) Net of the effects of acquisitions, divestitures and translation.





The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

       The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1996 included as Appendix A to the Company's Proxy Statement dated March 12, 1997.

Note 2.  Statements of Operations Reclassifications

       The March 31, 1996 consolidated statement of income has been reclassified to (i) conform the classification of amounts billed to customers and refunded upon the return of a rebuildable part; (ii) include depreciation expense in its natural expense categories of cost of sales and selling and administrative expenses; (iii) reflect goodwill amortization as a separate line item; and (iv) include other income and expense as a separate line item. The reclassifications resulted in a decrease in revenue in Cooper's Automotive Products segment for amounts billed to customers and refunded when the customer returns a rebuildable part. Previously, several businesses of Cooper presented these billings and refunds in various manners. The conforming of the classification of these billings and refunds and the other reclassifications had no effect on segment operating earnings or net income. The new statement of income presentation is more consistent with the presentation of other companies in similar lines of business.

Note 3.  Inventories

                                                     March 31,     December 31,
                                                       1997            1996
                                                   ------------    ------------
                                                           (in millions)
Raw materials ..................................   $      303.8    $      302.9
Work-in-process ................................          200.0           205.2
Finished goods .................................          556.3           513.8
Perishable tooling and supplies ................           54.3            54.2
                                                   ------------    ------------
                                                        1,114.4         1,076.1
Less allowances (primarily LIFO reserves) ......         (127.9)         (105.0)
                                                   ------------    ------------
       Net inventories .........................   $      986.5    $      971.1
                                                   ============    ============

Note 4.  Long-Term Debt

       At March 31, 1997, $187.2 million of commercial paper and bank loans was reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

       In December 1995, the Company issued DECS(SM) (Debt Exchangeable for Common Stock) which at maturity, are mandatorily exchangeable into shares of Wyman-Gordon Company ("Wyman-Gordon") common stock or, at the Company's option, into cash in lieu of shares. The DECS are a hedge of the Company's investment in Wyman-Gordon common stock and will result in the Company realizing a minimum after-tax gain of $100.6 million at maturity of the DECS. This unrealized gain, plus any net appreciation of the investment in Wyman-Gordon common stock offset by the appreciation attributable to the DECS since the issuance of the DECS, is included in shareholders' equity as an unrealized gain on investments
in marketable equity securities, net of tax, at March 31, 1997.   Long-term
debt decreased by $26.7 million at March 31, 1997 as compared to December 31, 1996 reflecting the decrease in the market value of the Wyman-Gordon common stock exchangeable into the DECS in the three months ended March 31, 1997.

       During the first quarter, the Company made two partial calls of its 7.05% Convertible Subordinated Debentures. The first call for $190 million of debentures on January 22, 1997, resulted in $165.4 million being converted into approximately 4 million shares of Cooper Common Stock, and $24.6 million being redeemed for cash on February 21, 1997. In addition, $6.6 million of debentures were voluntarily converted to approximately 162,000 shares of Cooper Common Stock during the quarter. The second call, on March 19, 1997, for $300 million of outstanding debentures, resulted in $250 million being converted into approximately 6 million shares of Cooper Common Stock, and $50 million being redeemed for cash on April 18, 1997. On April 22, 1997, the Company called the remaining $194 million of debentures. These debentures will be redeemed on May 22, 1997 if they are not converted to common stock on or before May 15, 1997.

Note 5.   Net Income Per Common Share

       Primary and fully diluted net income per Common share is computed based on the following information:

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               1997       1996
                                                             --------   --------
PRIMARY:                                                        (in millions)
Net income ...............................................   $   77.7   $   62.1
                                                             ========   ========
Average Common shares and Common share equivalents .......      110.1      107.4
                                                             ========   ========

FULLY DILUTED:
Net income ...............................................   $   77.7   $   62.1
Interest expense related to the 7.05% Convertible
   Subordinated Debentures, net of tax ...................        5.7        7.3
                                                             --------   --------
Net income applicable to Common stock ....................   $   83.4   $   69.4
                                                             ========   ========

Average Common shares and Common share equivalents .......      110.1      107.4
Additional shares assuming conversion of the 7.05%
   Convertible Subordinated Debentures ...................       14.2       16.7
                                                             --------   --------
Average Common shares and Common share equivalents .......      124.3      124.1
                                                             ========   ========

Note 6.  Industry Segment Revenues

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               1997       1996
                                                             --------   --------
                                                                (in millions)
Electrical Products ......................................   $  612.7   $  574.5
Tools & Hardware .........................................      235.7      236.3
Automotive Products ......................................      470.5      480.9
                                                             --------   --------
                                                             $1,318.9   $1,291.7
                                                             ========   ========

Note 7.  Income Taxes

       See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 8.  Summary of Noncash Investing and Financing Activities

       The following noncash transactions have been excluded from the consolidated statements of cash flows:

                                                               Three Months Ended
                                                                    March 31,
                                                                 1997       1996
                                                               -------    -------
                                                                  (in millions)
Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
       Fair value of assets acquired .......................   $   8.1    $  51.6
       Cash used to acquire businesses (1) .................      (4.9)     (49.0)
                                                               -------    -------
       Liabilities assumed or incurred .....................   $   3.2    $   2.6
                                                               =======    =======


Conversion of 7.05% Convertible Subordinated Debentures
    for Cooper Common stock ................................   $ 172.0    $    --

     (1) An additional $163.6 million was paid during the first quarter of 1996 for the December 31, 1995 acquisition of CEAG.


Note 9.  Recently Issued Accounting Standards

       In February 1997 the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, Earnings Per Share.   This
statement is effective for financial statements issued for periods ending after December 15, 1997, does not permit earlier application and requires all prior period earnings per share to be restated to conform to a new computational method. The Company does not anticipate that the implementation of this new standard will impact earnings per share by more than 3% on an annual basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:

Three Months Ended March 31, 1997 Compared With Three Months Ended March 31,
1996

       Net income for the first quarter of 1997 increased 25% to $77.7 million on revenues of $1.32 billion compared with 1996 net income of $62.1 million on revenues of $1.29 billion. First quarter fully diluted share earnings
increased 20% to $.67 from $.56 in 1996.   Net income for the first quarter of
this year includes the benefit of a lower effective income tax rate of 38.0% compared to 41.2% for the same period of last year. The Company also called $190 million of its outstanding 7.05% Convertible Subordinated Debentures in the first quarter of 1997 resulting in $172 million (including $6.6 million voluntarily converted) of the debentures being converted into Cooper Common Stock. The impact of the lower effective tax rate and the redemption of the 7.05% Convertible Subordinated Debentures increased net income and earnings per share by $5.7 million and $.03, respectively. Excluding the effect of the lower effective tax rate and the redemption of the 7.05% Convertible Subordinated Debentures, net income and earnings per share were up 16% and 14%, respectively, over the first quarter of 1996.


Revenues:

       Revenues for the first quarter of 1997 increased 2% compared to the first quarter of 1996. After excluding the effects of acquisitions, revenues increased less than 1% compared to the first quarter of last year.

       Revenues of the Electrical Products segment were up 7% from the first quarter of 1996. Adjusted for recent acquisitions, revenues increased 5%. Sales of fuses, power equipment and lighting fixtures benefitted from continued strength in North American industrial production and construction and renovation activity. A continuing weak European economy softened demand for circuit protection and enclosure products. In addition, a strengthening of the U.S. dollar against most European currencies reduced European sales measured in U.S. dollars by approximately $7 million compared to the first quarter of 1996. Revenues increased in Latin America reflecting an improvement in the Mexican economy.

       Tools & Hardware segment revenues were flat compared to the first quarter of 1996. Adjusted for recent acquisitions, revenues were 3% below last year. Domestically, sales were down as continued growth in demand for power tools for the automotive and aircraft assembly market were offset by lower retail sales of chain products, slower sales of hand tools for industrial use and a decline in the Kirsch division sales of window treatment products. The continued softness in the European economies and the strengthening of the U.S. dollar against most European currencies resulted in a decline in tool sales measured in U.S. dollars. However, the segment experienced continued strong sales of assembly tools to European automotive manufacturers.

       Revenues in the Automotive Products segment decreased 2% from the prior year period. Adjusted for the effects of a recent acquisition, revenues in the Automotive Products segment were down 3% from last year. Revenues for the segment were affected by a continued sluggish domestic and European aftermarket. In addition, sales of weather-related products, such as wiper blades and ignition products declined to more normal levels, due to less severe winter weather compared to the prior year. Temperature control products continued to experience severe competitive market conditions. Latin American revenues increased in all markets.


Income Before Income Taxes:

       Income before income taxes increased 19% to $125.3 million for the first quarter of 1997, compared to $105.7 million for the same period of 1996. Cost of sales, as a percentage of revenues, declined primarily due to product cost improvements and an overall favorable mix of higher margin products. Selling and administrative expenses decreased as a percentage of revenues in the first quarter of 1997 compared to the first quarter of 1996. Excluding nonrecurring charges in the first quarter of 1996, selling and administrative expense increased slightly from the year ago period. Expansion of international sales offices for electrical construction materials and continued investment in new products and sales promotions in the hand tools and automotive operations led to the increase. Excluding gains of $10.9 million on the sale of marketable equity securities in the first quarter of 1996, other (income) expense was
unchanged from the prior year.   Interest expense declined $8.0 million from
the same period of last year due to lower interest rates, lower debt levels and the conversion during the quarter of $172 million of the Company's 7.05% Convertible Subordinated Debentures to Cooper Common Stock.

       Operating earnings of the Electrical Products segment reflected a significant increase compared to the first quarter of 1996 both before and after the effects of recent acquisitions. The improvement resulted from revenue increases in most major product lines and various cost reduction actions.

       The Tools & Hardware segment's operating earnings declined slightly
compared to the same period last year.   Lower revenues of  hand tools and
window treatment products coupled with an unfavorable mix and the impact of a stronger U.S. Dollar, more than offset the benefits from several cost improvement actions, including the 1996 upgrade of the hand tools distribution center.

       Operating earnings of the Automotive Products segment were also down slightly compared to the same period last year. Lower aftermarket sales of wiper blades, compared to the abnormally high sales volume in the same period last year, was the primary cause of the decrease in earnings.


Income Taxes:

       The effective tax rate (income tax expense as a percentage of income before income taxes) for the first quarter was 38.0%, compared to 41.2% for the same period of 1996. The rate reduction stems from the Company's tax planning efforts including changing its international tax structure, maximizing tax incentives for exports and increasing research and development tax credits. In addition, as earnings have increased, nondeductible goodwill has less of an impact on the effective tax rate.

Liquidity and Capital Resources:

       The Company's "operating working capital" (defined as receivables and inventories less accounts payable) increased $148.9 million during the first quarter of 1997 compared to an increase of $58.7 million in the first quarter of 1996. Operating working capital turnover was slightly improved from that of the first quarter of last year.

       Cash flows from operating activities during the first quarter of 1997 totalled $7 million as increases in operating working capital offset cash generated from earnings. Net borrowings increased $73 million during the quarter and those funds were used to finance capital expenditures of $46 million and dividends of $37 million. During the first quarter of 1996 cash flows from operating activities totalled $137 million. The cash flows from operating activities plus proceeds from the sale of securities and an increase in debt provided funding for capital expenditures of $38 million, dividends of $35 million and two acquisitions totalling $213 million during the first quarter of 1996. Increases in export sales with longer collection cycles and the extension of accounts payable terms in the first quarter of 1996 to reduce debt levels following the funding of two acquisitions, accounted for a majority of the lower cash flows from operating activities in 1997 compared to 1996. Typically, the first quarter of the year requires funding of operating working capital in most of the Company's businesses.

       In connection with acquisitions accounted for as purchases, the Company records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the quarter ended March 31, 1997 and March 31, 1996 was $2.0 million and $4.1 million, respectively. There were no significant additions to these accruals during the first quarter of 1997.

       During the first quarter, the Company made two partial calls of its 7.05% Convertible Subordinated Debentures. The first call for $190 million of debentures on January 22, 1997, resulted in $165.4 million being converted into approximately 4 million shares of Cooper Common Stock, and $24.6 million being redeemed for cash on February 21, 1997. In addition, $6.6 million of debentures were voluntarily converted to 162,000 shares of common stock during the quarter. The second call, on March 19, 1997, for $300 million of outstanding debentures resulted in $250 million being converted into approximately 6 million shares of Cooper Common Stock, and $50 million being redeemed for cash on April 18, 1997. On April 22, 1997, the Company called the remaining $194 million of debentures. These debentures will be redeemed on May 22, 1997 if they are not converted to common stock on or before May 15, 1997.

       At March 31, 1997, the Company's debt-to-total capitalization ratio was 45.9% compared to 55.0% at March 31, 1996. Excluding the DECS, which at maturity are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares, the Company's debt-to-total capitalization ratio was 41.5% at March 31, 1997 compared to 52.1% at March 31, 1996. On a proforma basis, the second call of outstanding debentures reduced the debt-to-total capitalization ratio to within the Company's 35-45% targeted range.

       The Company is continuing to strategically review product lines and geographic manufacturing and distribution which could result in future charges in the Tools & Hardware and Automotive Products segments. The Company does not anticipate that any actions resulting from these evaluations will require cash outflows which would significantly affect liquidity and capital resources.


Backlog:

       Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                   March 31,
                                                             -------------------
                                                               1997       1996
                                                             --------   --------
                                                                 (in millions)
Electrical Products ......................................   $  273.5   $  251.7
Tools & Hardware .........................................       90.4       91.7
Automotive Products ......................................      135.3      112.6
                                                             --------   --------
                                                             $  499.2   $  456.0
                                                             ========   ========

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1996 through 1992 and the Three Months Ended March 31, 1997 and 1996.

              27.    Financial Data Schedule.

       (b)    Reports on Form 8-K

              The Company filed a report on Form 8-K dated January 23, 1997, which included a copy of a press release containing the Company's financial results for the quarter and year ended December 31, 1996, and the business outlook for 1997.

                                   Signatures



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Cooper Industries, Inc.
                                            ----------------------------------
                                                      (Registrant)


Date   May 13, 1997                         /s/ D. Bradley McWilliams
     ----------------                       ----------------------------------
                                            D. Bradley McWilliams
                                            Senior Vice President and
                                            Chief Financial Officer


Date   May 13, 1997                         /s/ Terry A. Klebe
     ----------------                       ----------------------------------
                                            Terry A. Klebe
                                            Vice President and Controller
                                               and Chief Accounting Officer

                                 Exhibit Index


Exhibit No.
       12.    Computation of Ratios of Earnings to Fixed Charges for the
              Calendar Years 1996 through 1992 and the Three Months Ended March
              31, 1997 and 1996.

       27.    Financial Data Schedule.