Form 10-Q
period 1997-06-30
COOPER INDUSTRIES INC
filed 1997-08-13
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ---------

Commission File Number                     1-1175
                      ---------------------------------------------------------

                            Cooper Industries, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                           31-4156620
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

         600 Travis, Suite 5800                      Houston, Texas   77002
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (713) 209-8400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [ ]

Number of shares outstanding of issuer's common stock as of July 31, 1997 was 122,148,386.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                           ----------------------    ----------------------
                                             1997         1996         1997         1996
                                           ---------    ---------    ---------    ---------
                                                 (in millions, except per share data)
REVENUES ...............................   $ 1,384.9    $ 1,351.4    $ 2,703.8    $ 2,643.1

Cost of sales ..........................       938.4        919.3      1,844.1      1,816.4

Selling and administrative expenses ....       238.8        232.8        479.6        466.4

Goodwill amortization ..................        16.1         16.4         32.1         32.6

Nonrecurring charges ...................        70.5          8.3         70.5         19.2

Other (income) expense, net ............       (70.4)       (11.8)       (68.9)       (21.2)

Interest expense .......................        21.3         36.8         50.9         74.4
                                           ---------    ---------    ---------    ---------
   Income before income taxes ..........       170.2        149.6        295.5        255.3

Income taxes ...........................        64.7         61.3        112.3        104.9
                                           ---------    ---------    ---------    ---------
   NET INCOME ..........................   $   105.5    $    88.3    $   183.2    $   150.4
                                           =========    =========    =========    =========

INCOME PER COMMON SHARE:
    Primary ............................   $     .88    $     .82    $    1.59    $    1.40
    Fully Diluted ......................   $     .86    $     .77    $    1.52    $    1.33

CASH DIVIDENDS PER COMMON SHARE ........   $     .33    $     .33    $     .66    $     .66


The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                     June 30,    December 31,
                                                                       1997         1996
                                                                    ----------    ----------
                 ASSETS                                                  (in millions)
Cash and cash equivalents .......................................   $     15.2    $     16.1
Receivables .....................................................      1,010.2         959.4
Inventories .....................................................        933.4         971.1
Other ...........................................................        177.5         151.5
                                                                    ----------    ----------
         Total current assets ...................................      2,136.3       2,098.1
                                                                    ----------    ----------
Property, plant and equipment, less accumulated depreciation ....      1,132.0       1,241.3
Intangibles, less accumulated amortization ......................      2,152.8       2,154.9
Investments in marketable equity securities .....................        445.5         367.1
Deferred income taxes and other assets ..........................         53.8          89.0
                                                                    ----------    ----------
         Total assets ...........................................   $  5,920.4    $  5,950.4
                                                                    ==========    ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt .................................................   $    105.3    $     98.2
Accounts payable ................................................        499.1         586.2
Accrued liabilities .............................................        617.7         581.8
Accrued income taxes ............................................         67.8          37.3
Current maturities of long-term debt ............................         84.1          77.8
                                                                    ----------    ----------
         Total current liabilities ..............................      1,374.0       1,381.3
                                                                    ----------    ----------
Long-term debt ..................................................      1,109.0       1,737.7
Postretirement benefits other than pensions .....................        565.7         606.4
Other long-term liabilities .....................................        312.0         334.8
                                                                    ----------    ----------
         Total liabilities ......................................      3,360.7       4,060.2
                                                                    ----------    ----------
Common stock, $5.00 par value ...................................        615.0         540.2
Capital in excess of par value ..................................        690.5         150.1
Retained earnings ...............................................      1,382.0       1,275.3
Unearned employee stock ownership plan compensation .............        (78.5)        (92.9)
Common stock held in treasury, at cost ..........................        (46.5)           --
Other ...........................................................         (2.8)         17.5
                                                                    ----------    ----------
         Total shareholders' equity .............................      2,559.7       1,890.2
                                                                    ----------    ----------
         Total liabilities and shareholders' equity .............   $  5,920.4    $  5,950.4
                                                                    ==========    ==========



The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Six Months Ended
                                                                                      June 30,
                                                                              ------------------------
                                                                                1997           1996
                                                                              ----------    ----------
                                                                                    (in millions)
Cash flows from operating activities:
   Net income .............................................................   $    183.2    $    150.4
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization ..........................................        110.7         118.0
   Deferred income taxes ..................................................          5.5           7.2
   Gain on sales of marketable equity securities ..........................           --         (20.3)
   Gain on the sale of Kirsch .............................................        (69.8)           --
   Nonrecurring asset write-down ..........................................         54.8            --
   Changes in assets and liabilities: (1)
        Receivables .......................................................        (99.6)        (69.7)
        Inventories .......................................................        (39.2)        (13.6)
        Accounts payable and accrued liabilities ..........................        (15.4)         (9.8)
        Accrued income taxes ..............................................         32.9          16.3
        Other assets and liabilities, net .................................        (40.7)         40.2
                                                                              ----------    ----------
                  Net cash provided by operating activities ...............        122.4         218.7
                                                                              ----------    ----------
Cash flows from investing activities:
   Cash paid for acquired businesses ......................................        (90.9)       (235.8)
   Proceeds from the disposition of businesses ............................        216.0           2.5
   Capital expenditures ...................................................        (97.6)        (86.8)
   Proceeds from sales of property, plant and equipment ...................          4.3           9.3
   Proceeds from sales of marketable equity securities ....................           --          24.7
   Other ..................................................................           --           0.1
                                                                              ----------    ----------
                  Net cash provided by (used in) investing activities .....         31.8        (286.0)
                                                                              ----------    ----------
Cash flows from financing activities:
   Proceeds from issuances of debt ........................................        160.0         306.4
   Repayments of debt .....................................................       (207.4)       (169.3)
   Dividends ..............................................................        (77.6)        (71.3)
   Acquisition of treasury stock ..........................................        (38.0)           --
   Debt issue costs .......................................................           --          (0.8)
   Activity under employee stock plans and other ..........................          7.9           1.8
                                                                              ----------    ----------
                  Net cash provided by (used in) financing activities .....       (155.1)         66.8
                                                                              ----------    ----------
Effect of exchange rate changes on cash and cash equivalents ..............           --          (1.0)
                                                                              ----------    ----------
Decrease in cash and cash equivalents .....................................         (0.9)         (1.5)
Cash and cash equivalents, beginning of period ............................         16.1          17.7
                                                                              ----------    ----------
Cash and cash equivalents, end of period ..................................   $     15.2    $     16.2
                                                                              ==========    ==========

   (1)   Net of the effects of acquisitions, divestitures and translation.


The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation - The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1996 included as Appendix A to the Company's Proxy Statement dated March 12, 1997.

     Derivative Financial Instruments - The Company enters into two types of derivative financial instruments: foreign exchange forward contracts and commodity contracts. All contracts are hedges of actual or anticipated transactions with the gain or loss on the contract recognized in the same period and in the same category of income or expense as the underlying hedged transaction. The Company does not enter into speculative derivative transactions or hedges of anticipated transactions unless there is a high probability the transactions will occur. In December 1996, the Company hedged its investment in marketable equity securities of Wyman-Gordon Company (See
Note 5 of Notes to Consolidated Financial Statements).

NOTE 2. STATEMENTS OF OPERATIONS RECLASSIFICATIONS

     The June 30, 1996 consolidated statements of income have been reclassified to (i) conform the classification of amounts billed to customers and refunded upon the return of a rebuildable part; (ii) include depreciation expense in its natural expense categories of cost of sales and selling and administrative expenses; and (iii) reflect goodwill amortization, nonrecurring charges and other income and expense as separate line items. The reclassifications resulted in a decrease in revenue in Cooper's Automotive Products segment for amounts billed to customers and refunded when the customer returns a rebuildable part. Previously, several businesses of Cooper presented these billings and refunds in various manners. The conforming of the classification of these billings and refunds and the other reclassifications had no effect on segment operating earnings or net income. The new statement of income presentation is more consistent with the presentation of other companies in similar lines of business.


NOTE 3. NONRECURRING INCOME AND EXPENSES

     On May 30, 1997, the Company completed the sale of the Kirsch window treatment division. The sale resulted in a gain before income taxes of $69.8 million ($43.3 million after income taxes). During the second quarter of 1997 the Company incurred a charge of $70.5 million ($43.7 million after income taxes) for actions management committed to during the quarter after concluding an evaluation of (i) geographic manufacturing distribution and certain product lines within the Tools & Hardware and Automotive Products segments and (ii) information systems relating to year 2000 compliance. The charge includes adjustments to the carrying value of assets of $54.9 million and accruals for continuing obligations for replaced systems and facility consolidations of $15.6 million. The charge, discussed in further detail below, decreased operating earnings of the Electrical Products segment by $15.9 million, Tools & Hardware segment by $18.7 million, and the Automotive Products segment by $33.8 million and increased general corporate expenses by $2.1 million.

     The Company anticipates that accruals for announced consolidations will be expended during the second half of 1997 and the majority of the accruals for continuing obligations for replaced systems and facility consolidations will be expended in 1998 and 1999. As a result, cash expenditures will be relatively uniform over the next two years and will not have a significant impact on cash flows in any period.

     The Company has begun a consolidation of international manufacturing and distribution in the Tools & Hardware segment and is in the initial phases of consolidating international sales and distribution in the Automotive Products segment. Adjustments to the carrying value of assets and accruals, detailed above, were recorded for projects committed to by management. Additional consolidations are being considered which could result in additional charges in future periods within these segments. In addition, severance and certain other costs related to projects committed to by management are not expensed until the affected employees are notified. The majority of the committed but unannounced consolidations are currently anticipated to be phased in over the next two years, which should limit the expense in any quarterly period to less than $1 million.

     During the second quarter, the Company began negotiations with Standard Motor Products to exchange its temperature control business for the brake products business owned by Standard Motor Products and executed a letter of intent in July 1997. The second quarter charge against the Automotive Products segment includes adjustments to the carrying value of assets related to remanufacturing businesses, including a portion of the temperature control business, which are in the process of being divested.

     The Company, during the second quarter of 1997, also completed its initial analysis of the impact of existing system capabilities to function at the turn of the century. Four of the Company's eight divisions are implementing new enterprise systems with the remaining four divisions revising or replacing existing software. Accordingly, the Company recorded a $38.9 million charge primarily related to the adjustment in the carrying value of existing hardware and software which will be abandoned when the enterprise systems are implemented or replaced as the other systems are upgraded to comply with year 2000 requirements. While depreciation and amortization will be reduced as existing hardware and software is abandoned or replaced, depreciation and amortization of new systems, as well as expenses related to revising current software and implementation of new systems, are likely to exceed the reduction in depreciation and amortization in most future periods. Based on the current assessment and decisions to replace systems, the Company does not anticipate that expenditures related to revising current software to comply with year 2000 requirements will exceed $2 million in any quarterly period through the anticipated completion date in early 1999.

NOTE 4. INVENTORIES

                                                 June 30,     December 31,
                                                   1997          1996
                                                ----------    ----------
                                                      (in millions)
Raw materials ...............................   $    274.3    $    302.9
Work-in-process .............................        185.8         205.2
Finished goods ..............................        534.8         513.8
Perishable tooling and supplies .............         53.7          54.2
                                                ----------    ----------
                                                   1,048.6       1,076.1
Less allowances (primarily LIFO reserves) ...       (115.2)       (105.0)
                                                ----------    ----------
         Net inventories ....................   $    933.4    $    971.1
                                                ==========    ==========


NOTE 5. LONG-TERM DEBT

     At June 30, 1997, $123.6 million of commercial paper and bank loans was reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

     In December 1995, the Company issued DECS(sm) (Debt Exchangeable for Common Stock) which at maturity, are mandatorily exchangeable into shares of Wyman-Gordon Company ("Wyman-Gordon") common stock or, at the Company's option, into cash in lieu of shares. The DECS are a hedge of the Company's investment in Wyman-Gordon common stock and will result in the Company realizing a minimum after-tax gain of $100.6 million at maturity of the DECS. This unrealized gain, plus any net appreciation of the investment in Wyman-Gordon common stock offset by the appreciation attributable to the DECS since the issuance of the DECS, is included in shareholders' equity as an unrealized gain on investments in marketable equity securities, net of tax. Long-term debt included an increase of $67.6 million at June 30, 1997 as compared to December 31, 1996, reflecting the increase in the market value of the Wyman-Gordon common stock exchangeable into the DECS during the six months ended June 30, 1997.

     During the second quarter, the Company completed calls for redemption of the remaining $494 million of its 7.05% Convertible Subordinated Debentures, which resulted in $438 million being converted to approximately 10.6 million shares of Cooper Common stock and $56 million being redeemed for cash. The Company has now retired all $690 million of the debentures. Of these debentures, a total of $610 million was converted to approximately 14.8 million shares of Cooper Common stock and approximately $80 million was redeemed for cash.

NOTE 6. NET INCOME PER COMMON SHARE

     Primary and fully diluted net income per Common share is computed based on the following information:

                                                 Three Months Ended    Six Months Ended
                                                     June 30,              June 30,
                                                -------------------   -------------------
                                                  1997       1996       1997       1996
                                                --------   --------   --------   --------
PRIMARY:                                                       (in millions)
Net income ..................................   $  105.5   $   88.3   $  183.2   $  150.4
                                                ========   ========   ========   ========
Average Common shares and
   Common share equivalents .................      120.0      107.7      115.1      107.5
                                                ========   ========   ========   ========
FULLY DILUTED:
Net income ..................................   $  105.5   $   88.3   $  183.2   $  150.4

Interest expense related to the 7.05%
   Convertible Subordinated Debentures,
   net of tax ...............................        0.1        7.3        5.8       14.6
                                                --------   --------   --------   --------
Net income applicable to Common stock .......   $  105.6   $   95.6   $  189.0   $  165.0
                                                ========   ========   ========   ========
Average Common shares and
   Common share equivalents .................      120.1      107.7      115.3      107.7

Additional shares assuming conversion of
   the 7.05% Convertible Subordinated
   Debentures ...............................        3.0       16.7        8.7       16.7
                                                --------   --------   --------   --------
Average Common shares and
   Common share equivalents .................      123.1      124.4      124.0      124.4
                                                ========   ========   ========   ========


NOTE 7. INDUSTRY SEGMENT REVENUES

                                             Three Months Ended       Six Months Ended
                                                June 30,                 June 30,
                                           ---------------------   ---------------------
                                              1997       1996        1997         1996
                                           ---------   ---------   ---------   ---------
                                                           (in millions)
Electrical Products ....................   $   660.7   $   611.3   $ 1,273.4   $ 1,185.8
Tools & Hardware (excluding Kirsch) ....       195.7       178.9       375.8       355.5
Kirsch .................................        41.8        66.2        97.4       125.9
Automotive Products ....................       486.7       495.0       957.2       975.9
                                           ---------   ---------   ---------   ---------
                                           $ 1,384.9   $ 1,351.4   $ 2,703.8   $ 2,643.1
                                           =========   =========   =========   =========

NOTE 8. INCOME TAXES

     See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 9. SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

     The following noncash transactions have been excluded from the consolidated statements of cash flows:

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                   ----------------
                                                                                    1997      1996
                                                                                   ------    ------
                                                                                     (in millions)
Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
       Fair value of assets acquired ...........................................   $100.9    $ 96.2
       Cash used to acquire businesses (1) .....................................    (90.9)    (72.2)
                                                                                   ------    ------
         Liabilities assumed or incurred .......................................   $ 10.0    $ 24.0
                                                                                   ======    ======

Conversion of 7.05% Convertible Subordinated Debentures
    for Cooper Common stock ....................................................   $610.0    $   --

(1) An additional $163.6 million was paid during the first quarter of 1996 for the December 31, 1995 acquisition of CEAG.


NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement is effective for financial statements issued for periods ending after December 15, 1997, does not permit earlier application and requires all prior period earnings per share to be restated to conform to a new computational method. The Company does not anticipate that the implementation of this new standard will impact earnings per share by more than 3% on an annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

     Net income for the second quarter of 1997 increased 20% to $105.5 million on revenues of $1.38 billion compared with 1996 net income of $88.3 million on revenues of $1.35 billion. Second quarter fully diluted share earnings increased 12% to $.86 from $.77 in 1996. Net income for the second quarter of this year includes the benefit of a lower effective income tax rate of 38.0% compared to 41.0% for the same period of last year. The Company also called the remaining $494 million of its outstanding 7.05% Convertible Subordinated Debentures in the second quarter of 1997 resulting in $438 million of the debentures being converted into shares of Cooper Common Stock during the quarter. The impact of the lower effective tax rate and the redemption of the 7.05% Convertible Subordinated Debentures increased net income and earnings per share for the quarter by approximately $12 million and $.04, respectively.

     On May 30, 1997 the Company completed the sale of the Kirsch window treatment division ("Kirsch") and, during the second quarter, incurred a charge for actions management committed to during the quarter. (See Note 3 of Notes to Consolidated Financial Statements.)

REVENUES:

     Revenues for the second quarter of 1997 increased 2% (5% excluding Kirsch from both periods) compared to the second quarter of 1996. After excluding the effects of acquisitions and the Kirsch divestiture, revenues increased 4% compared to the second quarter of last year. Overall, the Company estimates that the strengthening of the U.S. dollar against most European currencies decreased reported revenues by approximately $14 million, or 1%, compared to the second quarter of 1996.

     Revenues of the Electrical Products segment were up 8% from the second quarter of 1996 with a negligible impact from recent acquisitions. Sales of fuses, power equipment and lighting fixtures benefitted from continued strength in North American industrial production and construction and renovation activity. These gains were offset somewhat by the strengthening of the U.S. dollar against most European currencies, which reduced European sales measured in U.S. dollars. However, revenues increased in Latin America reflecting an improvement in the Mexican economy.

     Tools & Hardware segment revenues, excluding Kirsch, increased 9% compared to the second quarter of 1996. Adjusted for recent acquisitions, revenues were 7% above last year. Domestically, sales were up due to continued growth in demand for power tools for the automotive and aircraft assembly market and a rebound in hand tools sales. In addition, the segment experienced continued strong sales of assembly tools to European automotive manufacturers.

     Revenues in the Automotive Products segment decreased 2% from the prior year period. A recent acquisition had a negligible impact on the year-to-year decrease in revenues. Revenues for the segment were affected by a continued sluggish domestic and European aftermarket and the strengthening U.S. dollar. In addition, sales of weather-related products declined to more normal levels due to less severe winter weather compared to the prior year. Temperature control products continued to experience severe competitive market conditions. However, some improvement was seen in domestic demand for ignition, lighting and brake products. Latin American demand continued to improve.

INCOME BEFORE INCOME TAXES:

     Income before income taxes increased 14% to $170.2 million for the second quarter of 1997, compared to $149.6 million for the same period of 1996. Cost of sales, as a percentage of revenues, declined primarily due to product cost improvements and an overall favorable mix of higher margin products in the Electrical Products and Tools & Hardware segments. Weak aftermarket sales and higher original equipment sales in the Automotive Products segment resulted in an increase in cost of sales as a percentage of revenues in this segment. Selling and administrative expenses as a percentage of revenues remained flat in the second quarter of 1997 compared to the second quarter of 1996. Nonrecurring charges for the 1997 second quarter are discussed in Note 3 of Notes to Consolidated Financial Statements. Nonrecurring charges for the second quarter of 1996 included expenses related to a plant closing and product line rationalization. Other (income) expense increased in the second quarter of 1997 due to the gain of $69.8 million on the sale of the Kirsch division. The 1996 second quarter included a $9.5 million gain on the sale of marketable equity securities. Interest expense declined $15.5 million from the same period of last year due to lower interest rates, lower debt levels and the conversion of $610 million of the Company's 7.05% Convertible Subordinated Debentures to Cooper Common Stock.

     Excluding nonrecurring charges, operating earnings of the Electrical Products segment reflected a significant increase compared to the second quarter of 1996 both before and after the effects of recent acquisitions. The improvement resulted from revenue increases in most major product lines and continuing emphasis on cost reduction.

     Excluding nonrecurring charges and Kirsch, the Tools & Hardware segment's operating earnings improved significantly compared to the same period last year with only a minor impact from recent acquisitions. Volume increases and several cost improvement actions, including the 1996 upgrade of the hand tools distribution center and consolidation of forged tool production, more than offset the impact of a stronger U.S. dollar on European sales.

     Excluding nonrecurring charges, operating earnings of the Automotive Products segment decreased compared to the same period last year at a greater rate than the decrease in revenues. Lower demand for aftermarket wiper blades and ignition, chassis, and temperature control products and higher demand for lower margin original equipment products were the primary causes of the decrease in earnings.

INCOME TAXES:

     The effective tax rate (income tax expense as a percentage of income before income taxes) for the second quarter was 38.0%, compared to 41.0% for the same period of 1996. The rate reduction stems from the Company's tax planning efforts, including changing its international tax structure, maximizing tax incentives for exports and increasing research and development tax credits. In addition, as earnings have increased, nondeductible goodwill has less of an impact on the effective tax rate.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

     Net income for the first six months of 1997 increased 22% to $183.2 million on revenues of $2.70 billion compared with 1996 net income of $150.4 million on revenues of $2.64 billion. Fully diluted share earnings increased 14% to $1.52 from $1.33 in 1996. Net income for the first six months of this year includes the benefit of a lower effective income tax rate of 38.0% compared to 41.1% for the same period of last year. The Company also called $690 million of its outstanding 7.05% Convertible Subordinated Debentures in the first six months of 1997 resulting in $610 million of the debentures being converted into Cooper Common Stock. The impact of the lower effective tax rate and the redemption of the 7.05% Convertible Subordinated Debentures increased net income and earnings per share by approximately $18 million and $.07, respectively.

REVENUES:

     Revenues for the first six months of 1997 increased 2% (4% excluding Kirsch from both periods) compared to the first six months of 1996. After excluding the effects of acquisitions and the Kirsch divestiture, revenues increased 2% compared to the first six months of 1996. Overall, the Company estimates that the strengthening of the U.S. dollar against most European currencies resulted in lower reported sales of approximately $23 million compared to the first six months of 1996.

     Revenues of the Electrical Products segment were up 7% from the first six months of 1996. Adjusted for recent acquisitions, revenues increased 6%. Sales of fuses, power equipment and lighting fixtures benefitted from continued strength in North American industrial production and construction and renovation activity. These gains were tempered somewhat by a strengthening of the U.S. dollar against most European currencies, which reduced European sales measured in U.S. dollars compared to the first six months of 1996. Revenues increased in Latin America reflecting an improvement in the Mexican economy.

     Tools & Hardware segment revenues, excluding Kirsch, increased 6% compared to the first six months of 1996. Adjusted for recent acquisitions, revenues were 3% above last year. Domestically, sales were up due to continued growth in demand for power tools for the automotive and aircraft assembly market and hand tools for industrial use. The strengthening of the U.S. dollar resulted in a decline in tool sales measured in U.S. dollars. The segment experienced continued strong sales of assembly tools to European automotive manufacturers.

     Revenues in the Automotive Products segment decreased 2% from the prior year period. Adjusted for the effects of recent acquisitions, revenues in the Automotive Products segment were down 3% from last year. Revenues for the segment were affected by a continued sluggish domestic and European aftermarket and the strengthening U.S. dollar. In addition, sales of weather-related products declined to more normal levels due to less severe winter weather compared to the prior year. Temperature control products continued to experience severe competitive market conditions. Latin American revenues increased in all markets.

INCOME BEFORE INCOME TAXES:

     Income before income taxes increased 16% to $295.5 million for the first six months of 1997, compared to $255.3 million for the same period of 1996. Cost of sales, as a percentage of revenues, declined primarily due to product cost improvements and an overall favorable mix of higher margin products. Selling and administrative expenses increased slightly as a percentage of revenues in the first six months of 1997 compared to the first six months of 1996. Expansion of international sales offices for electrical construction materials and continued investment in new products and sales promotions in the hand tools and automotive operations led to the increase. Nonrecurring charges for 1997 are discussed in Note 3 of Notes to Consolidated Financial Statements. Nonrecurring charges for 1996 include costs associated with plant consolidations and product line rationalization, and environmental expenses related to divested businesses. Excluding the $69.8 million gain on the sale of the Kirsch division in 1997 and gains of $20.3 million on the sale of marketable equity securities in the first six months of 1996, other (income) expense was essentially unchanged from the prior year. Interest expense declined $23.5 million from the same period of last year due to lower interest rates, lower debt levels and the conversion during the period of $610 million of the Company's 7.05% Convertible Subordinated Debentures to Cooper Common Stock.

     Excluding nonrecurring charges, operating earnings of the Electrical Products segment reflected a significant increase compared to the first six months of 1996 both before and after the effects of recent acquisitions. The improvement resulted from revenue increases in most major product lines and various cost reduction actions.

     Excluding nonrecurring charges and Kirsch, the Tools & Hardware segment's operating earnings improved compared to the same period last year both before and after considering recent acquisitions. Increased revenues and cost improvement actions, including the 1996 upgrade of the hand tools distribution center and consolidation of forged tool production, were primarily responsible for the earnings improvement.

     Excluding nonrecurring charges, operating earnings of the Automotive Products segment were down compared to the same period last year. Lower demand for wiper blades, compared to the abnormally high sales volume in the same period last year, and lower sales of ignition, chassis and temperature control products were the primary drivers of the decrease in earnings.

INCOME TAXES:

     The effective tax rate (income tax expense as a percentage of income before income taxes) for the first six months was 38.0%, compared to 41.1% for the same period of 1996. The rate reduction stems from the Company's tax planning efforts, including changing its international tax structure, maximizing tax incentives for exports and increasing research and development tax credits. In addition, as earnings have increased, nondeductible goodwill has less of an impact on the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's "operating working capital" (defined as receivables and inventories less accounts payable) increased $100.2 million during the first six months of 1997 compared to an increase of $133.5 million in the first six months of 1996. Operating working capital turnover improved to 3.9 turns from
3.6 turns for the first six months of last year.

     Cash flows from operating activities in the first six months of 1997 totalled $122 million as cash generated from earnings more than offset increases in operating working capital. These funds, along with $216 million in proceeds from the sale of Kirsch, were used to fund acquisitions of $91 million, capital expenditures of $98 million, dividends of $78 million, stock repurchases of $38 million, and net debt repayments of $47 million. During the first six months of 1996 cash flows from operating activities totalled $219 million. The cash flows from operating activities plus proceeds from the sale of securities and an increase in debt provided funding for capital expenditures of $87 million, dividends of $71 million and acquisitions totalling $236 million during the first six months of 1996. The 1997 cash flows from operating activities were reduced by $56 million due to advance funding of employee welfare plans versus no advance funding of these plans at June 30, 1996.

     In connection with acquisitions accounted for as purchases, the Company records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the six months ended June 30, 1997 and June 30, 1996 was $3.2 million and $7.3 million, respectively. There were no significant additions to these accruals during the first six months of 1997.

     During the first six months, the Company made three calls for redemption of its 7.05% Convertible Subordinated Debentures. The first redemption call for $190 million of debentures on January 22, 1997, resulted in $165.4 million being converted into approximately 4 million shares of Cooper Common Stock, and $24.6 million being redeemed for cash on February 21, 1997. In addition, $6.6 million of debentures were voluntarily converted to 162,000 shares of common stock during the quarter. The second redemption call, on March 19, 1997, for $300 million of outstanding debentures resulted in $250 million being converted into approximately 6 million shares of Cooper Common Stock, and $50 million being redeemed for cash on April 18, 1997. On April 22, 1997, the Company called for redemption the remaining $194 million of debentures, which resulted in $188 million being converted into approximately 4.6 million shares of Cooper Common Stock, and $6 million being redeemed for cash on May 22, 1997.

     At June 30, 1997, the Company's debt-to-total capitalization ratio was 33.7% compared to 54.4% at June 30, 1996. Excluding the DECS, which at maturity are mandatorily exchangeable into shares of Wyman-Gordon Company common stock or, at the Company's option, into cash in lieu of shares, the Company's debt-to-total capitalization ratio was 26.4% at June 30, 1997 compared to 51.5% at June 30, 1996.

     During the second quarter, the Company purchased approximately one million shares of its outstanding Common Stock for $50 million ($12 million payable in July 1997). This action was taken as part of the remaining $275 million Common Stock repurchase authorization program.

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

BACKLOG:

     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:


                                                      June 30,
                                                ---------------------
                                                  1997        1996
                                                ---------   ---------
                                                    (in millions)
Electrical Products .........................   $   256.1   $   234.8
Tools & Hardware (1) ........................        74.8        84.8
Automotive Products .........................       110.3       103.4
                                                ---------   ---------
                                                $   441.2   $   423.0
                                                =========   =========

(1)  1996 includes Kirsch sales backlog of $6.3 million.

                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders was held on April 29, 1997 in Houston, Texas. The sole matter voted upon was the election of three persons to the Company's Board of Directors for the term expiring in the year 2000. Set forth below are the results of voting:


                  Clifford J. Grum     Sir Ralph H. Robins     James R. Wilson
Votes For:           98,025,100            98,009,658             98,022,999
Votes Withheld:       1,398,430             1,413,872              1,400,531


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1996 through 1992 and the Six Months Ended June 30, 1997 and 1996.

              27.   Financial Data Schedule.

         (b)  Reports on Form 8-K

              The Company filed a report on Form 8-K dated April 23, 1997, which included a copy of a press release containing the Company's financial results for the three months ended March 31, 1997.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Cooper Industries, Inc.
                                           -----------------------------------
                                                       (Registrant)


Date     August 13, 1997                   /s/ D. Bradley McWilliams
---------------------------------          -----------------------------------
                                           D. Bradley McWilliams
                                           Senior Vice President and
                                           Chief Financial Officer


Date     August 13, 1997                   /s/ Terry A. Klebe
---------------------------------          -----------------------------------
                                           Terry A. Klebe
                                           Vice President and Controller
                                              and Chief Accounting Officer

                                 Exhibit Index


Exhibit No.
-----------
   12.        Computation of Ratios of Earnings to Fixed Charges for the
              Calendar Years 1996 through 1992 and the Six Months Ended
              June 30, 1997 and 1996.

   27.        Financial Data Schedule.