Form 10-Q
period 1997-09-30
COOPER INDUSTRIES INC
filed 1997-11-12
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from _________ to __________

Commission File Number               1-1175
-----------------------------------------------------------------------------

                            Cooper Industries, Inc.
_____________________________________________________________________________
             (Exact name of registrant as specified in its charter)

                  Ohio                                    31-4156620
------------------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      600 Travis, Suite 5800                           Houston, Texas   77002
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (713) 209-8400
______________________________________________________________________________
              (Registrant's telephone number, including area code)

______________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
   --------        --------

Number of shares outstanding of issuer's common stock as of October 31, 1997 was 121,003,527.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            COOPER INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                   ---------------------------        ----------------------------
                                                      1997             1996              1997              1996
                                                   ----------       ----------        ----------        ----------
                                                                (in millions, except per share data)

REVENUES  . . . . . . . . . . . . . . . . . . .    $ 1,296.9        $ 1,308.1         $ 4,000.7         $ 3,951.2

Cost of sales . . . . . . . . . . . . . . . . .        883.1            889.8           2,727.2           2,706.2

Selling and administrative expenses . . . . . .        222.5            235.5             702.1             701.9

Goodwill amortization . . . . . . . . . . . . .         16.3             16.4              48.4              49.0

Nonrecurring gains  . . . . . . . . . . . . . .        (23.2)          (107.2)            (93.0)           (127.6)

Nonrecurring charges  . . . . . . . . . . . . .         13.4             85.3              83.9             104.5

Other (income) expense, net . . . . . . . . . .          -               (0.5)              0.9              (1.3)

Interest expense  . . . . . . . . . . . . . . .         19.4             35.4              70.3             109.8
                                                   ---------        ---------         ---------         ---------
   Income before income taxes . . . . . . . . .        165.4            153.4             460.9             408.7

Income taxes  . . . . . . . . . . . . . . . . .         62.9             76.1             175.2             181.0
                                                   ---------        ---------         ---------         ---------
   NET INCOME . . . . . . . . . . . . . . . . .    $   102.5        $    77.3         $   285.7         $   227.7
                                                   =========        =========         =========         =========

INCOME PER COMMON SHARE:

   Primary . .. . . . . . . . . . . . . . . . .    $     .84        $     .72         $    2.43         $    2.12

   Fully Diluted . . . .. . . . . . . . . . . .    $     .84        $     .68         $    2.36         $    2.00

CASH DIVIDENDS PER COMMON SHARE . . . . . . . .    $     .33        $     .33         $     .99         $     .99






The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                September 30,      December 31,
                                                                                    1997              1996
                                                                                 -----------       ------------
                                  ASSETS                                               (in millions)
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .        $    14.7          $    16.1
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            988.2              959.4
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            935.8              971.1
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            137.2              151.5
                                                                               -------------       ------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . .          2,075.9            2,098.1
                                                                               -------------       ------------
Property, plant and equipment, less accumulated depreciation. . . . . . .          1,147.0            1,241.3
Intangibles, less accumulated amortization  . . . . . . . . . . . . . . .          2,160.0            2,154.9
Investments in marketable equity securities . . . . . . . . . . . . . . .            367.5              367.1
Deferred income taxes and other assets  . . . . . . . . . . . . . . . . .             64.3               89.0
                                                                               -------------       ------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 5,814.7          $ 5,950.4
                                                                               =============       ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   111.0          $    98.2
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            469.5              586.2
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .            599.6              581.8
Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             57.1               37.3
Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .             84.1               77.8
                                                                               -------------       ------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . .          1,321.3            1,381.3
                                                                               -------------       ------------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,098.5            1,737.7
Postretirement benefits other than pensions . . . . . . . . . . . . . . .            560.6              606.4
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .            310.6              334.8
                                                                               -------------       ------------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .          3,291.0            4,060.2
                                                                               -------------       ------------

Common stock, $5.00 par value . . . . . . . . . . . . . . . . . . . . . .            615.0              540.2
Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .            680.2              150.1
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,444.9            1,275.3
Unearned employee stock ownership plan compensation . . . . . . . . . . .            (72.6)             (92.9)
Common stock held in treasury, at cost  . . . . . . . . . . . . . . . . .           (106.3)               -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (37.5)              17.5
                                                                               -------------       ------------
         Total shareholders' equity . . . . . . . . . . . . . . . . . . .          2,523.7            1,890.2
                                                                               -------------       ------------
         Total liabilities and shareholders' equity . . . . . . . . . . .        $ 5,814.7          $ 5,950.4
                                                                               =============       ============





The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     --------------------------
                                                                                        1997           1996
                                                                                     -----------    -----------
                                                                                          (in millions)
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  285.7       $   227.7
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .         165.7           177.4
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4.9)           15.8
   Gain on sales of marketable equity securities  . . . . . . . . . . . . . . .           -            (127.6)
   Gain on the sale of Kirsch . . . . . . . . . . . . . . . . . . . . . . . . .         (69.8)            -
   Gain on exchange of DECS . . . . . . . . . . . . . . . . . . . . . . . . . .         (23.2)            -
   Nonrecurring asset write-down  . . . . . . . . . . . . . . . . . . . . . . .          54.8            85.3
   Changes in assets and liabilities: (1)
        Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (73.5)          (21.4)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (33.6)           (9.3)
        Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .         (28.1)          (67.4)
        Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .          23.1            43.0
        Other assets and liabilities, net . . . . . . . . . . . . . . . . . . .          (1.1)           25.2
                                                                                     -----------    -----------
                 Net cash provided by operating activities  . . . . . . . . . .         295.1           348.7
                                                                                     -----------    -----------
Cash flows from investing activities:
   Cash paid for acquired businesses  . . . . . . . . . . . . . . . . . . . . .        (152.9)         (235.8)
   Proceeds from the disposition of businesses  . . . . . . . . . . . . . . . .         216.0             -
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (141.9)         (139.8)
   Proceeds from sales of marketable equity securities  . . . . . . . . . . . .           -             204.0
   Proceeds from sales of property, plant and equipment . . . . . . . . . . . .           6.2            20.4
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -               2.2
                                                                                     -----------    -----------
                 Net cash used in investing activities  . . . . . . . . . . . .         (72.6)         (149.0)
                                                                                     -----------    -----------
Cash flows from financing activities:
   Proceeds from issuances of debt  . . . . . . . . . . . . . . . . . . . . . .         287.2           314.1
   Repayments of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (263.6)         (415.2)
   Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (117.7)         (106.9)
   Acquisition of treasury stock  . . . . . . . . . . . . . . . . . . . . . . .        (141.4)            -
   Debt issue costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -              (0.8)
   Activity under employee stock plans and other  . . . . . . . . . . . . . . .          13.1             1.8
                                                                                     -----------    -----------
                 Net cash used in financing activities  . . . . . . . . . . . .        (222.4)         (207.0)
                                                                                     -----------    -----------
Effect of exchange rate changes on cash and cash equivalents  . . . . . . . . .          (1.5)           (0.6)
                                                                                     -----------    -----------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .          (1.4)           (7.9)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . .          16.1            17.7
                                                                                     -----------    -----------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . .      $   14.7       $     9.8
                                                                                     ===========    ===========

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

         Derivative Financial Instruments - The Company enters into two types of derivative financial instruments: foreign exchange forward contracts and commodity contracts. All contracts are hedges of actual or anticipated transactions with the gain or loss on the contract recognized in the same period and in the same category of income or expense as the underlying hedged transaction. The Company does not enter into speculative derivative transactions or hedges of anticipated transactions unless there is a high probability the transactions will occur. In December 1995 the Company hedged its investment in marketable equity securities of Wyman-Gordon Company (See
Note 5 of Notes to Consolidated Financial Statements).

NOTE 2.  STATEMENTS OF OPERATIONS RECLASSIFICATIONS

         The September 30, 1996 consolidated statements of income have been reclassified to (i) conform the classification of amounts billed to customers and refunded upon the return of a rebuildable part; (ii) include depreciation expense in its natural expense categories of cost of sales and selling and administrative expenses; and (iii) reflect goodwill amortization, nonrecurring charges and other income and expense as separate line items. The reclassifications resulted in a decrease in revenue in Cooper's Automotive Products segment for amounts billed to customers and refunded when the customer returns a rebuildable part. Previously, several businesses of Cooper presented these billings and refunds in various manners. The conforming of the classification of these billings and refunds and the other reclassifications had no effect on segment operating earnings or net income. The new statement of income presentation is more consistent with the presentation of other companies in similar lines of business.

NOTE 3.  NONRECURRING INCOME AND EXPENSES

         On May 30, 1997 the Company completed the sale of the Kirsch window treatment division. The sale resulted in a gain before income taxes of $69.8 million ($43.3 million after income taxes) in the second quarter of 1997. During the third quarter, the Company exchanged a portion of its DECS(SM) (Debt Exchangeable for Common Stock) for Wyman-Gordon Company ("Wyman-Gordon") common stock and realized a gain of $23.2 million ($14.4 million after income taxes). During the second quarter of 1997 the Company incurred charges of $70.5 million ($43.7 million after income taxes) for actions management committed to during the period after concluding an evaluation of (i) geographic manufacturing distribution and certain product lines within the Tools & Hardware and

Automotive Products segments and (ii) information systems relating to year 2000 compliance. The second quarter 1997 charges include adjustments to the carrying value of assets of $54.9 million and accruals for continuing obligations for replaced systems and facility consolidations of $15.6 million. The second quarter charges decreased operating earnings of the Electrical Products segment by $15.9 million, Tools & Hardware segment by $18.7 million, and the Automotive Products segment by $33.8 million and increased general corporate expenses by $2.1 million. In the third quarter, the Company recorded a charge of $13.4 million ($8.3 million after income taxes) primarily related to severance obligations for facility consolidations committed to in the second quarter of 1997 and announced in the third quarter of 1997 and incentive payments and obligations committed to by management related to information systems. The third quarter charge decreased operating earnings of the Tools & Hardware segment by $3.8 million and the Automotive Products segment by $9.6 million.

         The Company has begun a consolidation of international manufacturing and distribution in the Tools & Hardware segment and the consolidation of international sales and distribution in the Automotive Products segment. Adjustments to the carrying value of assets and accruals, detailed above, were recorded for projects committed to by management. Severance and certain other costs related to projects committed to by management are not expensed until the affected employees are notified. A majority of such costs have been accrued with the third quarter 1997 facility consolidation announcements. The remaining committed but unannounced consolidations are not anticipated to result in significant additional expenses. No significant additional consolidations are presently being considered.

         The Company anticipates that accruals for announced consolidations will be expended during the remainder of 1997 and the majority of the accruals for continuing obligations for replaced systems and facility consolidations will be expended in 1998 and 1999. As a result, cash expenditures will be relatively uniform over the next two years and will not have a significant impact on cash flows in any period.

         During the second quarter, the Company began negotiations with Standard Motor Products to exchange its temperature control business for the brake products business owned by Standard Motor Products and executed a letter of intent in July 1997. The second quarter charge against the Automotive Products segment includes adjustments to the carrying value of assets related to remanufacturing businesses, including a portion of the temperature control business, which are in the process of being divested. The Company is currently in the process of responding to a second request from the Department of Justice relating to this transaction.

         The Company, during the second quarter of 1997, also completed its initial analysis of the impact of existing system capabilities to function at the turn of the century. Four of the Company's eight divisions are implementing new enterprise systems with the remaining four divisions revising or replacing existing software. Accordingly, the Company recorded a $38.9 million charge in the second quarter primarily related to the adjustment in the carrying value of existing hardware and software which will be abandoned when the enterprise systems are implemented or replaced as the other systems are upgraded to be year 2000 compliant. An additional $4.8 million charge in the third quarter related to redundant costs and incentives paid or committed to for new systems. While depreciation and amortization will be reduced as existing hardware and software is abandoned or replaced, depreciation and amortization of new systems and equipment, as well as expenses related to revising current software to be year 2000 compliant and implementation of new systems, are likely to exceed the reduction in depreciation and amortization in most future periods. Based on the current assessment and decisions to replace systems, the Company does not anticipate that expenditures related to revising current software to be year 2000 compliant will exceed $2 million in any quarterly period through the anticipated completion date in early 1999.

NOTE 4.  INVENTORIES

                                                                                 September 30,      December 31,
                                                                                    1997               1996
                                                                                 -------------      ------------
                                                                                         (in millions)
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   282.9          $   302.9
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            190.8              205.2
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            530.6              513.8
Perishable tooling and supplies . . . . . . . . . . . . . . . . . . . . .             54.0               54.2
                                                                                 -------------      ------------
                                                                                   1,058.3            1,076.1
Less allowances (primarily LIFO reserves) . . . . . . . . . . . . . . . .           (122.5)            (105.0)
                                                                                 -------------      ------------
         Net inventories                                                         $   935.8          $   971.1
                                                                                 =============      ============


NOTE 5.  LONG-TERM DEBT

         At September 30, 1997, $150.0 million of commercial paper and bank loans was reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

         In December 1995, the Company issued DECS(SM) which, at maturity, are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares. The DECS are a hedge of the Company's investment in Wyman-Gordon common stock and upon issuance locked in a minimum after-tax gain of $100.6 million. This unrealized gain, plus any net appreciation of the investment in Wyman-Gordon common stock offset by the appreciation attributable to the DECS since the issuance of the DECS, is included in shareholders' equity as an unrealized gain on investments in
marketable equity securities, net of tax.   During the quarter ended September
30, 1997, the Company exchanged a portion of the DECS and recognized 15% of the locked-in after-tax gain (See Note 3 of Notes to Consolidated Financial Statements). Long-term debt included an increase of $0.3 million at September 30, 1997 as compared to December 31, 1996, reflecting the increase in the market value of the Wyman-Gordon common stock exchangeable into the DECS, net of the exchange of a portion of the DECS during the nine months ended September 30, 1997.

         During the first half of 1997, the Company completed calls on its 7.05% Convertible Subordinated Debentures. Of the $690 million in debentures, a total of $610 million was converted to approximately 14.8 million shares of Cooper Common stock and approximately $80 million was redeemed for cash.

NOTE 6.  COMMON AND PREFERRED STOCK

         Under a Shareholder Rights Plan adopted by the Board of Directors in 1997, share purchase Rights were declared as a dividend at the rate of one Right for each share of Common stock. Each Right entitles the holder to buy one one-hundredth of a share of Series A Participating Preferred stock at a purchase price of $225 per one one-hundredth of a share, or in certain circumstances Common stock having a value of twice the purchase price, and becomes exercisable only in certain circumstances constituting a potential change of control on a basis considered inadequate by the Board of Directors. The Rights expire August 5, 2007 and, at Cooper's option, may be redeemed prior to expiration for $.01 per Right.

         During the first nine months of 1997, the Company repurchased approximately 2.8 million shares of its common stock at a cost of $145.2 million. The Company reissued .7 million of such shares primarily in connection with its Employee Stock Purchase Plan and the exercise of employee stock options.

NOTE 7.  NET INCOME PER COMMON SHARE

         Primary and fully diluted net income per Common share is computed based on the following information:


                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                        -----------------------        ----------------------
                                                          1997           1996            1997         1996
                                                        --------     ----------        --------     ---------
PRIMARY:                                                                   (in millions)
                                                                       <C >
Net income  . . . . . . . . . . . . . . . . . . . .     $ 102.5        $  77.3         $ 285.7        $ 227.7
                                                        ========     ==========        ========     =========
Average Common shares and
   Common share equivalents . . . . . . . . . . . .       122.1          107.6           117.4          107.5
                                                        ========     ==========        ========     =========
FULLY DILUTED:
Net income  . . . . . . . . . . . . . . . . . . . .     $ 102.5        $  77.3         $ 285.7        $ 227.7

Interest expense related to the 7.05%
   Convertible Subordinated Debentures,
   net of tax . . . . . . . . . . . . . . . . . . .         -              7.3             5.8           21.9
                                                        --------     ----------        --------     ---------
Net income applicable to Common stock . . . . . . .     $ 102.5        $  84.6         $ 291.5        $ 249.6
                                                        ========     ==========        ========     =========
Average Common shares and
   Common share equivalents . . . . . . . . . . . .       122.1          107.9           117.6          107.8

Additional shares assuming conversion of
   the 7.05% Convertible Subordinated
   Debentures . . . . . . . . . . . . . . . . . . .         -             16.7             5.7           16.7
                                                        --------     ----------        --------     ---------
Average Common shares and
   Common share equivalents . . . . . . . . . . . .       122.1          124.6           123.3          124.5
                                                        ========     ==========        ========     =========


NOTE 8.  INDUSTRY SEGMENT REVENUES

                                                          Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                      --------------------------      -------------------------
                                                         1997            1996            1997           1996
                                                      ----------      ----------      ----------     ----------
                                                                            (in millions)
Electrical Products . . . . . . . . . . . . . . .        $646.4       $   613.2       $ 1,919.8      $ 1,799.0
Tools & Hardware  . . . . . . . . . . . . . . . .         183.9           176.5           559.7          532.0
Automotive Products . . . . . . . . . . . . . . .         466.6           457.7         1,423.8        1,433.6
                                                      ----------      ----------      ----------     ----------
         Subtotal                                       1,296.9         1,247.4         3,903.3        3,764.6
Kirsch                                                      -              60.7            97.4          186.6
                                                      ----------      ----------      ----------     ----------
         Total                                        $ 1,296.9       $ 1,308.1       $ 4,000.7      $ 3,951.2
                                                      ==========      ==========      ==========     ==========

NOTE 9.  INCOME TAXES

         See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


NOTE 10.     SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

         The following noncash transactions have been excluded from the consolidated statements of cash flows:

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   ---------------------------
                                                                                     1997             1996
                                                                                   ----------       ----------
                                                                                        (in millions)
Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
       Fair value of assets acquired  . . . . . . . . . . . . . . . . . . . .      $   165.2        $    96.2
       Cash used to acquire businesses (1)  . . . . . . . . . . . . . . . . .         (152.9)           (72.2)
                                                                                   ----------       ----------
         Liabilities assumed or incurred  . . . . . . . . . . . . . . . . . .      $    12.3        $    24.0
                                                                                   ==========       ==========

Conversion of 7.05% Convertible Subordinated Debentures
    for Cooper Common stock . . . . . . . . . . . . . . . . . . . . . . . . .      $   610.0              -

Exchange of DECS for Wyman-Gordon common stock  . . . . . . . . . . . . . . .      $    33.8              -



    (1) An additional $163.6 million was paid during the first quarter of 1996 for the December 31, 1995 acquisition of CEAG.

NOTE 11.     RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net income for the third quarter of 1997 increased 33% to $102.5 million on revenues of $1.30 billion compared with 1996 net income of $77.3 million on revenues of $1.31 billion. Third quarter fully diluted share
earnings increased 24% to $.84 from $.68 in 1996.   Net income for the third
quarter of this year reflects (1) the benefit of a lower effective income tax rate (See Income Taxes); (2) the redemption and conversion of the Company's 7.05% Convertible Subordinated Debentures in the first half of 1997; (3) the purchase of approximately 2.8 million shares of the Company's outstanding Common Stock during the second and third quarters of 1997; (4) nonrecurring gains, net of nonrecurring charges, of $6.1 million (See Note 3 of Notes to Consolidated Financial Statements); and (5) the absence of the Kirsch business in the 1997 quarter. The absence of Kirsch operations, net of the effect of lower interest expense resulting from repaying debt with the net proceeds from the sale, reduced earnings per share for the third quarter of 1997 by approximately $.02. The impact of the other items referred to above increased earnings per share for the third quarter by approximately $.10 ($.05 per share related to net nonrecurring items) over the comparable amount in the prior year.

REVENUES:

         Revenues for the third quarter of 1997 decreased 1% (increased 4% excluding Kirsch revenues in 1996) compared to the third quarter of 1996.
After excluding the effects of acquisitions and the Kirsch divestiture, revenues increased 2% compared to the third quarter of last year. Overall, the Company estimates that the strengthening of the U.S. dollar against most European currencies decreased reported revenues by approximately 1% compared to the third quarter of 1996.

         Revenues in the Electrical Products segment increased 5% from the third quarter of 1996. Excluding acquisitions, revenues were 3% ahead of the third quarter of 1996. Domestic revenues increased with the strongest growth in sales of power equipment and circuit protection products. Revenues from operations in Latin America also continued to contribute positively to the revenue growth. These gains were offset somewhat in Europe by the strength of the U.S. dollar against the local currencies, which reduced revenues measured in U.S. dollars, and the absence of major project shipments made in the prior year.

         Tools & Hardware segment revenues, excluding Kirsch, increased 4% compared to the third quarter of 1996. Adjusted for recent acquisitions, revenues were 3% above last year. Domestically, sales increased due to continuing demand for aircraft and automotive assembly equipment and tools. Providing a partial offset was slowing demand for hand tools in the U.S. and European industrial markets and the strength of the U.S. dollar against most European currencies.

         Revenues in the Automotive Products segment rose 2% from the prior year period. A recent acquisition had a negligible impact on the year-to-year increase in revenues. Revenues for the segment were affected by a moderately improved domestic aftermarket. Latin American demand continued to improve. Weak European aftermarket demand partially offset this increase.

INCOME BEFORE INCOME TAXES:

         Income before income taxes increased 8% to $165.4 million for the third quarter of 1997, compared to $153.4 million for the same period of 1996. Income before income taxes was impacted by nonrecurring gains and charges in the third quarter of 1997 and 1996. Nonrecurring gains included a $23.2 million gain on the exchange of the DECS(SM) in 1997 and a $107.2 million gain in 1996 on the sale of marketable equity securities. Nonrecurring charges for the 1997 third quarter are discussed in Note 3 of Notes to Consolidated Financial Statements. Nonrecurring charges for the third quarter of 1996 included an $85.3 million write-down of the long-lived assets of the Company's automotive brake business. Cost of sales, as a percentage of revenues, increased slightly due to the absence of Kirsch in 1997 third quarter results. Effective leveraging of period costs, plus the absence of Kirsch resulted in a significant decline in selling and administrative expenses as a percentage of revenues in the third quarter of 1997 compared to the third quarter of 1996. The Kirsch business had a lower cost of sales and higher selling and administrative expenses. Excluding Kirsch from 1996 results for the quarter would have increased cost of sales .1 point and decreased selling and administrative expenses .3 points from the reported amounts. The remaining decrease in selling and administrative expenses as a percentage of sales was across most businesses. Interest expense declined $16.0 million from the same period of last year due to lower interest rates, lower debt levels and the conversion of $610 million of the Company's 7.05% Convertible Subordinated Debentures to Cooper Common Stock.

         Operating earnings of the Electrical Products segment reflect a significant increase over the third quarter of 1996 both before and after the impact of recent acquisitions. The increase in earnings was the result of the increase in revenues and improved operating margins across most businesses.

         Excluding nonrecurring charges and Kirsch, the Tools & Hardware segment's operating earnings improved significantly compared to the same period last year. Volume increases and several cost improvement actions, including the 1996 upgrade of the hand tools distribution center and consolidation of forged tool production more than offset the impact of a stronger U.S. dollar on European sales and operating earnings.

         Excluding nonrecurring charges, operating earnings of the Automotive Products segment increased compared to the same period last year at a greater rate than the increase in revenues. A weak European aftermarket was offset by improved domestic and Latin American aftermarket demand.

INCOME TAXES:

         The effective tax rate for the third quarter was 38.0%, compared to 49.6% for the same period of 1996. The 1996 rate was abnormally high due to the third quarter asset write-down which included a write-off of nondeductible goodwill. Excluding the gain on marketable equity securities and the nonrecurring asset write-down, the 1996 third quarter effective tax rate was 41.2%. The rate reduction from 41.2% to 38.0% stems from the Company's tax planning efforts, including changing its international tax structure, maximizing tax incentives for exports and increasing research and development tax credits. In addition, as earnings have increased, nondeductible goodwill has less of an impact on the effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net income for the first nine months of 1997 increased 25% to $285.7 million on revenues of $4.00 billion compared with 1996 net income of $227.7 million on revenues of $3.95 billion. Fully diluted share earnings increased 18% to $2.36 from $2.00 in 1996. Net income for the first nine months of this year reflects (1) the benefit of a lower effective income tax rate (See Income Taxes); (2) the redemption and conversion of the Company's 7.05% Convertible Subordinated Debentures in the first half of 1997; (3) the purchase of approximately 2.8 million shares of the Company's outstanding Common Stock in the second and third quarters of 1997; (4) nonrecurring gains, net of nonrecurring charges, of $5.6 million in 1997 (See Note 3 of Notes to Consolidated Financial Statements); and (5) the absence of the Kirsch business for four months in the nine months ended September 30, 1997. The absence of Kirsch operations, net of the effect of lower interest expense resulting from repaying debt with the net proceeds from the sale, reduced earnings per share for the nine months ended September 30, 1997 by approximately $.02. The impact of other items referred to above increased earnings per share by approximately $.17 ($.05 per share for net nonrecurring items).

REVENUES:

         Revenues for the first nine months of 1997 increased 1% (4% excluding Kirsch from both periods) compared to the first nine months of 1996. After excluding the effects of acquisitions and the Kirsch divestiture, revenues increased 2% compared to the first nine months of 1996. Overall, the Company estimates that the strengthening of the U.S. dollar against most European currencies decreased reported revenues by approximately 1% compared to the first nine months of 1996.

         Revenues for the Electrical Products segment were up 7% from the first three quarters of 1996. Excluding acquisitions, revenues increased 5%. The segment continued to benefit from the strong U.S. electrical, electronic and telecommunications markets, market share improvement, a stable Mexican economy and increased penetration into foreign markets. These gains were tempered somewhat by the strength of the U.S. dollar against local currencies in Europe, which reduced revenues measured in U.S. dollars.

         Tools & Hardware segment revenues, excluding Kirsch, increased 5% compared to the first nine months of 1996. Adjusted for recent acquisitions, revenues were 3% above last year. Domestically, revenues were up due to continued growth in demand for power tools and assembly equipment for the automotive and aircraft assembly market. The strengthening of the U.S. dollar against local currencies in Europe and weak demand in the industrial tool market partially offset these revenue increases. The segment experienced continued strong sales of assembly equipment and tools to European automotive manufacturers.

         Revenues in the Automotive Products segment decreased 1% from the prior year period. The effects of recent acquisitions had a negligible impact on revenues in the Automotive Products segment. Revenues for the segment were affected by a slow domestic and European aftermarket. In addition, sales of weather-related products declined to more normal levels due to less severe winter weather compared to the prior year. Temperature control products continued to experience severe competitive market conditions. Strong worldwide original equipment demand and increased revenues in Latin American markets provided a partial offset.

INCOME BEFORE INCOME TAXES:

         Income before income taxes increased 13% to $460.9 million for the first nine months of 1997, compared to $408.7 million for the same period of 1996. Income before income taxes was impacted by nonrecurring gains and charges for the nine month period ended September 30, 1997 and 1996. Nonrecurring gains in 1997 included $69.8 million on the sale of the Kirsch division and $23.2 million on the exchange of the DECS(SM). Gains on the sale of marketable equity securities made up the 1996 amount. Nonrecurring charges for 1997 are discussed in Note 3 of Notes to Consolidated Financial Statements. Nonrecurring charges for 1996 include costs associated with plant consolidations and product line rationalization, environmental expenses related to divested businesses, and a write-down of the long-lived assets of the Company's automotive brake business. Cost of sales, as a percentage of revenues, declined primarily due to product cost improvements and an overall favorable mix of higher margin products. The decline was partially offset by the impact of Kirsch for five months in 1997 and nine months in 1996. Selling and administrative expenses decreased as a percentage of revenues in the first nine months of 1997 compared to the first nine months of 1996 reflecting the impact of programs to effectively leverage period costs. The inclusion of Kirsch for five months in 1997 and nine months in 1996 represented approximately .1 point of the decline in selling and administrative expenses. Interest expense declined $39.5 million from the same period of last year due to lower interest rates, lower debt levels and the conversion during the period of $610 million of the Company's 7.05% Convertible Subordinated Debentures to Cooper Common Stock.

         Excluding nonrecurring charges, operating earnings of the Electrical Products segment reflected a significant increase in year-to-year earnings over the first nine months of 1996 both before and after acquisitions. The improvement resulted from increased revenues and improved operating margins across most businesses.

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

         Excluding nonrecurring charges, operating earnings of the Automotive Products segment were down compared to the same period last year both before and after considering acquisitions. Lower demand for wiper blades, compared to the abnormally high sales volume in the same period last year, and lower sales of ignition, chassis and temperature control products in the aftermarket were the primary drivers of the decrease in earnings.

INCOME TAXES:

         The effective tax rate for the first nine months was 38.0%, compared to 44.3% for the same period of 1996. The 1996 rate was abnormally high due to the third quarter asset write-down which included the write-off of nondeductible goodwill. Excluding the impact of this write-down and the nonrecurring gain on the sales of marketable equity securities, the effective tax rate was 41.1% for the first nine months of 1996. The rate reduction from 41.1% to 38.0% stems from the Company's tax planning efforts, including changing its international tax structure, maximizing tax incentives for exports and increasing research and development tax credits. In addition, as earnings have increased, nondeductible goodwill has less of an impact on the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's "operating working capital" (defined as receivables and inventories less accounts payable) increased $110.2 million during the first nine months of 1997 compared to an increase of $103.0 million in the first nine months of 1996. Operating working capital turnover improved to 3.8 turns from
3.6 turns for the first nine months of last year.

         Cash flows from operating activities in the first nine months of 1997 totalled $295 million as cash generated from earnings more than offset increases in operating working capital. These funds, along with $216 million in proceeds from the sale of Kirsch and an increase in debt of $24 million, were used to fund acquisitions of $153 million, capital expenditures of $142 million, dividends of $118 million and purchases of the Company's Common stock of $141 million. During the first nine months of 1996 cash flows from operating activities totalled $349 million. The cash flows from operating activities plus proceeds from the sale of securities provided funding for capital expenditures of $140 million, dividends of $107 million, acquisitions totalling $236 million and debt reduction of $101 million during the first nine months of 1996.

         In connection with acquisitions accounted for as purchases, the Company records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the nine months ended September 30, 1997 and September 30, 1996 was $5.9 million and $10.9 million, respectively. There were no significant additions to these accruals during the first nine months of 1997.

         During the first six months of 1997, the Company made three calls of its 7.05% Convertible Subordinated Debentures. The first call for $190 million of debentures on January 22, 1997, resulted in $165.4 million being converted into approximately 4 million shares of Cooper Common Stock, and $24.6 million being redeemed for cash on February 21, 1997. In addition, $6.6 million of debentures were voluntarily converted to 162,000 shares of common stock during the quarter. The second call, on March 19, 1997, for $300 million of outstanding debentures resulted in $250 million being converted into approximately 6 million shares of Cooper Common Stock, and $50 million being redeemed for cash on April 18, 1997. On April 22, 1997, the Company called the remaining $194 million of debentures, which resulted in $188 million being converted into approximately 4.6 million shares of Cooper Common Stock, and $6 million being redeemed for cash on May 22, 1997.

         At September 30, 1997, the Company's debt-to-total capitalization ratio was 33.9% compared to 52.6% at September 30, 1996. Excluding the DECS, which at maturity are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares, the Company's debt-to-total capitalization ratio was 27.9% at September 30, 1997 compared to 48.3% at September 30, 1996.

         During the second and third quarters the Company purchased approximately 2.8 million shares of its outstanding Common Stock for $145 million ($4 million payable in October 1997). This action was taken as part of the remaining $275 million Common Stock repurchase authorization program.

         The Company has targeted a 35% to 45% debt-to-capitalization ratio and intends to utilize cash flows to maintain approximately a 35% ratio with excess cash utilized to purchase shares of the Company's Common stock or to fund acquisitions.

BACKLOG:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                                          September 30,
                                                                                      1997            1996
                                                                                    ---------       ---------
                                                                                        (in millions)
Electrical Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  273.7        $  238.3

Tools & Hardware (1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         71.0            93.6

Automotive Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        115.1           113.6
                                                                                    ---------       ---------
                                                                                    $  459.8        $  445.5
                                                                                    =========       =========

(1)      1996 includes Kirsch sales backlog of $7.9 million.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

            (a)    Exhibits

                   12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1996 through 1992 and the Nine Months Ended September 30, 1997 and 1996.

                   27.    Financial Data Schedule.

            (b)    Reports on Form 8-K

                   The Company filed a report on Form 8-K dated July 24, 1997, which included a copy of a press release containing the Company's financial results for the three months ended June 30, 1997, and the business outlook for the remainder of 1997.

                   The Company filed a report on form 8-K dated August 5, 1997, which included a description of the terms of the Rights declared as a dividend on August 5, 1997 under the Shareholders Rights Plan and a copy of the Rights Agreement and Press Release announcing adoption of the Plan.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Cooper Industries, Inc.
                                        -----------------------------
                                              (Registrant)


 Date     November 11, 1997             /s/ D. Bradley McWilliams
 ---------------------------------      -----------------------------
                                        D. Bradley McWilliams
                                        Senior Vice President and
                                        Chief Financial Officer



 Date     November 11, 1997             /s/ Terry A. Klebe
 ---------------------------------      -----------------------------
                                        Terry A. Klebe
                                        Vice President and Controller
                                         and Chief Accounting Officer

                                 Exhibit Index


Exhibit No.

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1996 through 1992 and the Nine Months Ended September 30, 1997 and 1996.

         27.       Financial Data Schedule.