Form 10-K405
period 1997-12-31
COOPER INDUSTRIES INC
filed 1998-03-31
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
         Title of Each Class                       on Which Registered
         -------------------                       -------------------

Common Stock, $5 par value                        The New York Stock Exchange
                                                  Pacific Exchange

Rights to Purchase Preferred Stock                The New York Stock Exchange
                                                  Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:            None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [X]

         The aggregate value of the registrant's voting stock held by non-affiliates of the registrant as of March 2, 1998 was $6,770,704,943.

         Number of shares outstanding of registrant's Common Stock as of

                           March 2, 1998 - 120,485,314

                       DOCUMENTS INCORPORATED BY REFERENCE

Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 (Part I Item 1, Part II - Items 6, 7, 7A and 8,
Part III - Items 10, 11 and 12 and Part IV - Item 14(a)(1))

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

         The Company's businesses operate in three business segments: Electrical Products, Tools & Hardware and Automotive Products.

         Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 22 countries and currently employs approximately 41,200 people. On December 31, 1997, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 29,557,000 square feet of space, of which approximately 79 percent was owned and 21 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Cooper believes its facilities are adequate and suitable for its current and anticipated level of operations. Certain equipment and production facilities have been financed by industrial revenue bonds issued by local government authorities and are subject to security arrangements customary in such financings.


                                                                                               Square Footage of
                                           Number and Nature of Facilities                   Plants and Facilities
                                      -----------------------------------------             -------------------------

                       Number of
Segment                Employees      Manufacturing      Warehouse       Sales     Other      Owned          Leased
-------                ---------      -------------      ---------       -----     -----    ----------      --------
Electrical               19,000             72             11             87         7     10,509,000      1,496,000
Products

Tools & Hardware          6,900             27              8              3         1      4,642,000        804,000

Automotive               15,000             48             13             13         6      8,166,000      3,789,000
Products

Other                       300             --             --             --         1           --          151,000
                         ------            ---             --            ---        --     ----------      ---------
Total                    41,200            147             32            103        15     23,317,000      6,240,000
                         ======            ===             ==            ===        ==     ==========      =========



                                               Manufacturing Plant Locations
                                               -----------------------------
                                                                                             Europe
                                 United                            South        United       (Other
Segment                          States     Canada     Mexico     America      Kingdom      Than UK)     Australia   Other
-------                          ------     ------     ------     -------      -------      --------     ---------   -----
Electrical Products               35           2          5          3            11           12            3         1

Tools & Hardware                  16           -          2          2             1            4            2         -

Automotive Products               33           2          2          1             1            5            1         3
                                 ---          ---        ---        ---           ---          ---          ---       ---

Total                             84           4          9          6            13           21            6         4

     Operations in the United States are conducted by unincorporated divisions and wholly-owned subsidiaries of the Company, organized by the three business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of all segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through the Company's three business segments. As a result of these international operations, sales and distribution networks are maintained throughout most of the industrialized world. Cooper believes that generally there are no substantial differences in the business risks associated with these international operations compared with domestic activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers, restrictions on foreign exchange and currency fluctuations. As the U.S. dollar strengthens against foreign currencies at a rate greater than inflation in those countries, the Company may experience lower segment revenues and operating earnings. The five countries in which the Company generates the most international revenues are Canada, Germany, Italy, Mexico and the United Kingdom. The Company has leveraged its operations to reduce the impact of currency fluctuations on net income to the extent practicable. The Company has several small joint ventures with operations in China. Investments in China are subject to greater risks related to economic and political uncertainties as compared to most countries where the Company has operations. Exhibit 21.0 contains a list of Cooper's subsidiaries.

     Data with respect to Cooper's industry segments, domestic and international operations and export sales are contained in Note 15 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-32 through A-34 of Appendix A to the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders. A discussion of acquisitions and divestitures is included in Notes 3, 7, 17 and 18 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-21, A-23 through A-25, and A-36 of Appendix A to the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

     With its three business segments, Cooper serves four major markets: industrial, construction, electrical power distribution and automotive. Markets for Cooper's products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment; hazardous duty electrical equipment; emergency lighting; lighting fixtures and fuses; nonpower hand tools; industrial power tools; chain products; automotive and heavy-duty brake products; and automotive lamps, wire sets, spark plugs, wiper blades, steering, suspension and driveline products; and aviation ignition components.

     Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 1997, approximately $61 million was spent for research and development activities as compared with approximately $57 million in 1996 and $46 million in 1995. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 1998. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees and such compliance is not material to the business or financial condition of Cooper. For additional information concerning the Company's accruals for environmental liabilities, see
Note 7 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A- 23 through A-25 of Appendix A to the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

     Approximately 58 percent of the United States hourly production work force of Cooper is employed in 69 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 42 percent of the hourly production employees exist with 34 bargaining units at 35 operations in the United States. Forty-eight international operations also have agreements with various unions. During 1997, new agreements were concluded covering hourly production employees at 10 operations in the United States. Cooper considers its employee relations to be excellent.

     Sales backlog at December 31, 1997 was approximately $447 million (excluding December 1997 acquisitions), all of which is for delivery during 1998, compared with backlog of approximately $456 million (excluding the Kirsch window treatment operation divested in May of 1997) at December 31, 1996.

     The following describes the business conducted by each of the Company's business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth on the table at the end of this Item. Information concerning market conditions, as well as information concerning revenues and operating earnings for each segment is incorporated herein by reference to pages A-1 through A-12 of Appendix A to the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

                               Electrical Products

     The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, enclosures, plugs, receptacles, lighting fixtures, fuses, emergency lighting, fire detection systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, pole line hardware and other related power systems components.

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

                                Tools & Hardware

     The Tools & Hardware segment manufactures, markets and sells hand tools and chain and clamp products for industrial, construction and consumer markets; and air-powered and electric tools for general industry, primarily automotive and aerospace manufacturers.

     The principal raw material requirements include rolled coiled steel, wood, plastic pellets, flat and bar stock steel, brass, copper, tin plate, fiberglass, aluminum, iron castings and plastic sheet. These materials are available from and supplied by numerous sources in the United States and abroad.

     Demand for nonpowered hand tools, chain and clamp products and industrial power tools is driven by employment levels and industrial activity in major industrial countries and consumer spending. In addition, demand for industrial power tools is influenced by automotive and aerospace production. The segment's products are sold by a company salesforce, independent distributors and retailers.

     In May 1997, the Company completed the sale of its Kirsch window treatment operation (drapery hardware and custom window coverings) to Newell Co.

     In March 1998, the Company completed the acquisition of the INTOOL division of Global Industrial Technologies, Inc. INTOOL manufactures and sells pneumatic and electric industrial tools and assembly equipment used in industrial, automotive, aerospace and energy markets.

                               Automotive Products

     The Automotive Products segment manufactures, markets and sells automotive and heavy-duty brakes, automotive lights, wire and cable, spark plugs, glow plugs, windshield wipers, steering, suspension and driveline products and other products for the automotive aftermarket; brake products, lights, spark plugs, glow plugs, ignition coils and windshield wipers for original equipment manufacturers; and aviation ignition components.

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

     In July 1997, the Company signed a letter of intent to exchange the temperature control business of its Automotive Products segment for the brake products business of Standard Motor Products, Inc. The transaction closed as of March 28, 1998.

              PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT

                               ELECTRICAL PRODUCTS

                            MAJOR PRODUCTS AND BRANDS


ARROW HART wiring devices.
BLESSING ELECTRONICS emergency lighting and power systems.
BUSS electrical and electronic fuses.
CAM-LOK electrical connectors.
COILTRONICS inductors and transformers.
COOPER POWER SYSTEMS distribution transformers, power capacitors, voltage regulators, surge arresters and pole line hardware.
CROUSE-HINDS and CEAG electrical construction materials.
ELECTROMEC DIN style fuses.
FAIL-SAFE high abuse, clean room and vandal-resistant lighting fixtures. FULLEON and NUGELEC fire alarms.
HALO recessed and track lighting fixtures.
IRIS lighting systems.
KARP, EDISON, MERCURY and B&S electrical fuses.
KEARNEY fuses, connectors, tools and switches.
KYLE distribution switchgear.
LUMINOX emergency lighting and fire detection systems.
MAGNUM terminal strips and disconnect blocks.
MCGRAW-EDISON and LUMARK indoor and outdoor lighting.
MENVIER-AMBERLEC central battery systems.
METALUX fluorescent lighting.
MWS modular wiring systems.
MYERS electrical hubs.
NOVA reclosers, sectionalizers and switches.
RTE transformer components, cable accessories and fuses.
SCANTRONIC security products.
SURE-LITES and ATLITE exit and emergency lighting.
SURGX ESD protection devices.
THEPITT electrical outlet and switch boxes.
VISTRAL low-profile emergency lights.


                                TOOLS & HARDWARE

                           MAJOR PRODUCTS AND BRANDS

APEX screwdriver bits, impact sockets and universal
ASSEMBLY SYSTEMS, BUCKEYE, DGD, DOLER, DOTCO GARDNER-DENVER and RECOULES
  industrial power tools and assembly equipment.
CAMPBELL chain products.
CRESCENT pliers and wrenches.
DIAMOND farrier tools and horseshoes.
EREM precision cutters and tweezers.
LUFKIN measuring tapes.
MASTER POWER industrial air tools.
NICHOLSON files and saws.
PLUMB hammers.
STUHR finishing tools.
UTICA torque measuring and controls.
WELLER soldering equipment and torches.
WISS and H.K. PORTER cutting products.
XCELITE screwdrivers and nutdrivers.


                              AUTOMOTIVE PRODUCTS

                           MAJOR PRODUCTS AND BRANDS

ABEX, LEE, GIBSON and WAGNER brake components, including friction material, hyddraulics, drums, rotors and hardware.
ANCO and CHAMPION windshield wiper products.
CHAMPION/POWER PATH ignition wire and battery cables.
CHAMPION spark plugs and igniters.
MOOG steering and suspension components.
PRECISION universal joints.
WAGNER, ZANXX and BLAZER lighting products.

         PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT (CONT'D.)


                              ELECTRICAL PRODUCTS

MAJOR MARKETS

Fuses are sold to end-users in the construction, industrial, automotive and consumer markets and to manufacturers in the electrical, electronic and automotive industries. Lighting fixtures are utilized in residential construction, industrial and commercial building complexes, shopping centers, parking lots and sports facilities. Electrical power products are used in the utility and industrial markets. Electrical construction materials are used in commercial, residential and industrial projects, by utilities and wastewater treatment plants and in the process and energy industries. Fire detection and security systems are installed in commercial and industrial applications.

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

                               TOOLS AND HARDWARE

MAJOR MARKETS

Power tools are used by general industrial manufacturers, particularly durable goods producers and original equipment manufacturers. Hand tools are used in a variety of industrial, electronics, agricultural, construction and consumer applications.

PRINCIPAL DISTRIBUTION METHODS

Through distributors and agents to general industry, particularly automotive, appliance and aircraft maintenance; through distributors and wholesalers to hardware stores, home centers, lumberyards, department stores and mass merchandisers; and direct to original equipment manufacturers, home centers, specialty stores, department stores, mass merchandisers and hardware outlets.

                              AUTOMOTIVE PRODUCTS

MAJOR MARKETS

Under-hood parts serve as replacement parts in the automotive, industrial, small engine, recreational marine and aviation aftermarkets and as original equipment for manufacturers of cars, light- and heavy-duty trucks and their service networks. Under-car parts serve as replacement parts in the automotive and light- and heavy-duty truck aftermarkets.

PRINCIPAL DISTRIBUTION METHODS

Replacement parts--to professional service technicians and repair garages through warehouse distributors and jobbers; to do-it-yourself customers through warehouse distributors and jobbers, retailers and mass merchandisers; and to national repair shop networks. Original equipment parts--to original equipment manufacturers and through their respective service networks.


Brand names that appear in bold type are registered trademarks of Cooper Industries, Inc. or its subsidiaries, except Assembly Systems, AtLite, B&S, Fail-Safe, Iris, Kearney, MWS, Myers, NOVA, Recoules, Stuhr and Thepitt, which are unregistered trademarks. Gardner-Denver and SurgX are registered trademarks of Gardner Denver Machinery Inc. and SurgX Corporation, respectively, and are used by Cooper Industries under license.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the shareholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock (symbol - CBE) is listed on the New York Stock Exchange and the Pacific Exchange. Options for the Company's Common Stock are listed on the American Stock Exchange.

         As of March 2, 1998 there were 31,310 record holders of the Company's Common Stock.

         The high and low quarterly sales price for the past two years of the Company's Common Stock, as reported by Dow Jones & Company, Inc., are as follows:



                                      Quarter
                    -------     --------    -------     --------
                       1           2           3           4
                    -------     --------    -------     --------

1997     High       $47.000     $53.750     $58.625     $55.875

         Low         40.000      41.375      49.375      44.500

1996     High        39.875      44.625      43.375      44.125

         Low         34.125      37.625      36.125      38.375

Annual cash dividends declared on the Company's Common Stock during 1997 and 1996 were $1.32 a share ($.33 a quarter). On February 11, 1998, the Board of Directors declared a quarterly dividend of $.33 a share, which will be paid April 1, 1998 to shareholders of record on March 2, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 1997. The selected historical financial information shown below has been derived from Cooper's audited consolidated financial statements. This information should be read in conjunction with Cooper's consolidated financial statements and notes thereto incorporated herein by reference to pages A-13 through A-38 of Appendix A to the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                                                     Years Ended December 31,
                                                   -------------------------------------------------------------------
                                                    1997(1)         1996          1995          1994           1993
                                                   ---------     ---------     ---------      ---------      ---------
                                                                      (in millions, except per share data)
INCOME STATEMENT DATA:
  Revenues                                         $ 5,288.8     $ 5,283.7     $ 4,810.9      $ 4,512.5      $ 4,725.5
                                                   ---------     ---------     ---------      ---------      ---------

Income from continuing operations                  $   394.6     $   315.4     $   280.6      $   292.8      $   299.0
Income from discontinued operations,
    net of taxes                                        --            --            --               .3           68.1
Charge for discontinued operations                      --            --          (186.6)        (313.0)          --
                                                   ---------     ---------     ---------      ---------      ---------
            Net income (loss)                      $   394.6     $   315.4     $    94.0      $   (19.9)     $   367.1
                                                   =========     =========     =========      =========      =========

PER COMMON SHARE DATA:
Basic -
    Income from continuing operations              $    3.36     $    2.94         $2.52      $    2.10      $    2.15
    Income (loss) from discontinued operations          --            --           (1.67)         (2.74)           .60
                                                   ---------     ---------     ---------      ---------      ---------
           Net income (loss)                       $    3.36     $    2.94     $     .85      $    (.64)     $    2.75
                                                   =========     =========     =========      =========      =========

Diluted -
    Income from continuing operations              $    3.26     $    2.77     $    2.41      $    2.10      $    2.15
                                                   ---------     ---------     ---------      ---------      ---------
           Net income (loss)                       $    3.26     $    2.77     $     .96      $    (.64)     $    2.75
                                                   =========     =========     =========      =========      =========

 BALANCE SHEET DATA (at the end of period):
  Total assets                                     $ 6,052.5     $ 5,950.4     $ 6,063.9      $ 6,400.7      $ 6,361.7
  Long-term debt                                     1,272.2       1,737.7       1,865.3        1,361.9          883.4
  Shareholders' equity                               2,576.6       1,890.2       1,716.4        2,741.1        3,009.6

CASH DIVIDENDS PER COMMON SHARE:                   $    1.32     $    1.32     $    1.32      $    1.32      $    1.32

---------------
       (1) Includes the results of the Kirsch window treatment operation for the five-month period ended May 30, 1997, which was sold to Newell Co. on May 30, 1997.
---------------


       In the fourth quarter of 1997, Cooper adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. All prior period net income
(loss) per Common share data has been restated in connection with the adoption of the new Standard. For additional information concerning the year-to-year comparability of the financial information set forth in the preceding table, see
(i) Notes 1, 2, 3, 8, 9 and 18 of the Notes to Consolidated Financial Statements and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference to pages A-19 through A-21, A-25 through A-26, A-36 and A-1 through A-12 of Appendix A to the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Incorporated by reference to pages A-1 through A-12 of Appendix A to the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Incorporated by reference to "Interest Rate and Foreign Currency Risk" on pages A-11 through A-12 of Appendix A to the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Incorporated by reference to pages A-13 through A-38 of Appendix A to the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated by reference to pages 3 through 7 of the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

       Incorporated by reference to pages 10 through 19 of the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Incorporated by reference to pages 2 and 8 of the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements and Other Financial Data (incorporated by reference to the pages shown below in Appendix A to the Cooper Proxy Statement for the 1998 Annual Meeting of Shareholders).

                                                                         Page No.
          Report of Management.........................................    A-13

          Report of Independent Auditors...............................    A-14

          Cooper Industries, Inc.:

                 Consolidated Income Statements for each of
                 the three years in the period ended
                 December 31, 1997.....................................    A-15

                 Consolidated Balance Sheets as of
                 December 31, 1997 and 1996............................    A-16

                 Consolidated Statements of Cash Flows for each
                 of  the three years in the period ended
                 December 31, 1997.....................................    A-17

                 Consolidated Statements of Shareholders' Equity
                 for each of the three years in the period ended
                 December 31, 1997.....................................    A-18

                 Notes to Consolidated Financial Statements............    A-19
                                                                        through
                                                                           A-38


          Financial information with respect to subsidiaries not consolidated and 50 percent or less owned entities accounted for by the equity method has not been included since in the aggregate such subsidiaries and investments do not constitute a significant subsidiary.

      2.  Financial Statement Schedules

          Financial statement schedules are not included in this Form 10-K Annual Report because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3.    Exhibits

            3.1 Twenty-Seventh Amended Articles of Incorporation of Cooper Industries, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K dated August 5, 1997).

            3.2 Code of Regulations (By-Laws), as amended, of Cooper Industries, Inc.

            4.1 Rights Agreement, dated as of August 5, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit
                    4.1 to the Company's Registration Statement on Form 8-A dated August 14, 1997).

           10.1 1989 Director Stock Option Plan (incorporated herein by reference to Exhibit 28.1 to Registration Statement No. 2-33-29302).

           10.2     Cooper Industries, Inc. Directors Deferred Compensation
                    Plan.

           10.3     Cooper Industries, Inc. Directors Retirement Plan.

           10.4     Cooper Industries, Inc. Executive Restricted Stock Incentive
                    Plan.

           10.5     Cooper Industries, Inc. Supplemental Excess Defined Benefit
                    Plan.

           10.6 Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan.

           10.7     Management Incentive Compensation Deferral Plan.

           10.8 Crouse-Hinds Company Officers' Disability and Supplemental Pension Plan.

           10.9     Cooper Industries, Inc. 1986 Stock Option Plan.

           10.10 Form of Incentive Stock Option Agreement for Cooper Industries, Inc. 1986 Stock Option Plan.

           10.11 Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. 1986 Stock option Plan.

           10.12 Cooper Industries, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit I to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 30, 1996.)

           10.13 Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan.

           10.14 Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan.

           10.15 Form of Cooper Industries, Inc. Executive Stock Incentive Agreement (incorporated herein by reference to Exhibit
                      10.12 of the Company's Form 10-K for the year ended December 31, 1995).

           10.16 Cooper Industries, Inc. Management Annual Incentive Plan and amendment thereto (incorporated herein by reference to Exhibits B and C to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1998).

           10.17 Cooper Industries, Inc. Directors' Stock Plan (incorporated herein by reference to Exhibit III to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 30, 1996).

           10.18 Form of Directors' Nonqualified Stock Option Agreement for Directors' Stock Plan.

           10.19 Cooper Industries, Inc. Directors' Retainer Fee Stock Plan (incorporated herein by referenced to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998).

           12.0 Computation of Ratios of Earnings to Fixed Charges for the Calendar years 1993 through 1997.

           13.0 Text of Appendix A to Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1998.

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

(b) Reports on Form 8-K. During the last quarter of 1997, the Company filed a report on Form 8-K dated October 23, 1997, which included a copy of a press release containing the Company's financial results for the quarter ended September 30, 1997.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 COOPER INDUSTRIES, INC.


Date:      March 30, 1998                        By /s/H. JOHN RILEY, JR.
      -----------------------                    -------------------------------
                                                 (H. John Riley, Jr., Chairman,
                                                 President and Chief Executive
                                                 Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                        Title                          Date
    ---------                                        -----                          ----
/s/H. JOHN RILEY, JR.                          Chairman, President and Chief    March 30, 1998
------------------------------------------     Executive Officer (Principal
(H. John Riley, Jr.)                           Executive Officer and Director)


/s/D. BRADLEY MCWILLIAMS                       Senior Vice President and        March 30, 1998
------------------------------------------     Chief  Financial Officer
(D. Bradley McWilliams)

/s/TERRY A. KLEBE                              Vice President and Controller    March 30, 1998
------------------------------------------     (Principal Accounting Officer)
(Terry A. Klebe)

*HAROLD S. HOOK                                Director                         March 30, 1998
------------------------------------------
(Harold S. Hook)

*LINDA A. HILL                                 Director                         March 30, 1998
------------------------------------------
(Linda A. Hill)

*CONSTANTINE S. NICANDROS                      Director                         March 30, 1998
------------------------------------------
(Constantine S. Nicandros)

*JOHN D. ONG                                   Director                         March 30, 1998
------------------------------------------
(John D. Ong)

*SIR RALPH H. ROBINS                           Director                         March 30, 1998
------------------------------------------
(Sir Ralph H. Robins)

*JAMES R. WILSON                               Director                         March 30, 1998
------------------------------------------
(James R. Wilson)

* By /s/DIANE K. SCHUMACHER
------------------------------------------
(Diane K. Schumacher, as Attorney-In-Fact
 for each of the persons indicated)

                            Cooper Industries, Inc.

                        1997 Annual Report on Form 10-K

                             Cross Reference Sheet

                                                                                          Page Reference
                                                                 Page Reference          in Incorporated
Item No. and Description in Form 10-K                                in 10-K             Proxy Statement
-------------------------------------                            --------------         -------------------
Item 1.      Business                                             2  through 9            A-1 through A-12
                                                                                                A-21
                                                                                         A-23 through A-25
                                                                                         A-32 through A-34
                                                                                                A-36

Item 2.      Properties                                           2  through 9                   -

Item 3.      Legal Proceedings                                    10                             -

Item 4.      Submission of Matters to a Vote of                   10                             -
             Security Holders

Item 5.      Market for Registrant's Common Equity and            10                             -
             Related Stockholder Matters

Item 6.      Selected Financial Data                              11                     A-13 through A-38

Item 7.      Management's Discussion and Analysis of              12                     A-1 through A-12
             Financial Condition and Results of
             Operations

Item 7A.     Quantitative and Qualitative Disclosures             12                     A-11 through A-12
             About Market Risk

Item 8.      Financial Statements and Supplementary               12                     A-13 through A-38
             Data

Item 9.      Changes in and Disagreements with                    12                             -
             Accountants on Accounting and Financial
             Disclosure

Item 10.     Directors and Executive Officers of the              12                        3 through 7
             Registrant

Item 11.     Executive Compensation                               12                       10 through 19

Item 12.     Security Ownership of Certain Beneficial             12                            2,8
             Owners and Management

Item 13.     Certain Relationships and Related                    12                             -
             Transactions

Item 14.     Exhibits, Financial Statement Schedules,             13 through  15         A-13 through A-38
             and Reports on Form 8-K

                                 EXHIBIT INDEX


         Exhibit
         Number     Description
         ------     -----------

            3.1     Twenty-Seventh Amended Articles of Incorporation of Cooper
                    Industries, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K dated August 5, 1997).

            3.2     Code of Regulations (By-Laws), as amended, of Cooper
                    Industries, Inc.

            4.1     Rights Agreement, dated as of August 5, 1997, between the
                    Company and First Chicago Trust Company of New York, as
                    Rights Agent (incorporated herein by reference to Exhibit
                    4.1 to the Company's Registration Statement on Form 8-A dated August 14, 1997).

           10.1 1989 Director Stock Option Plan (incorporated herein by reference to Exhibit 28.1 to Registration Statement No.
                    2-33-29302).

           10.2     Cooper Industries, Inc. Directors Deferred Compensation
                    Plan.

           10.3     Cooper Industries, Inc. Directors Retirement Plan.

           10.4     Cooper Industries, Inc. Executive Restricted Stock Incentive
                    Plan.

           10.5     Cooper Industries, Inc. Supplemental Excess Defined Benefit
                    Plan.

           10.6     Cooper Industries, Inc. Supplemental Excess Defined
                    Contribution Plan.

           10.7     Management Incentive Compensation Deferral Plan.

           10.8     Crouse-Hinds Company Officers' Disability and Supplemental
                    Pension Plan.

           10.9     Cooper Industries, Inc. 1986 Stock Option Plan.

           10.10    Form of Incentive Stock Option Agreement for Cooper
                    Industries, Inc. 1986 Stock Option Plan.

           10.11    Form of Nonqualified Stock Option Agreement for Cooper
                    Industries, Inc. 1986 Stock option Plan.

           10.12 Cooper Industries, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit I to the Company's Proxy
                    Statement for the Annual Meeting of Shareholders held April
                    30, 1996.)

           10.13    Form of Incentive Stock Option Agreement for Cooper
                    Industries, Inc. Stock Incentive Plan.

           10.14    Form of Nonqualified Stock Option Agreement for Cooper
                    Industries, Inc. Stock Incentive Plan.

           10.15      Form of Cooper Industries, Inc. Executive Stock Incentive
                      Agreement (incorporated herein by reference to Exhibit
                      10.12 of the Company's Form 10-K for the year ended
                      December 31, 1995).

           10.16 Cooper Industries, Inc. Management Annual Incentive Plan and amendment thereto (incorporated herein by reference to Exhibits B and C to the Company's Proxy Statement for the
                      Annual Meeting of Shareholders to be held April 28, 1998).

           10.17      Cooper Industries, Inc. Directors' Stock Plan
                      (incorporated herein by reference to Exhibit III to the Company's Proxy Statement for the Annual Meeting of
                      Shareholders held April 30, 1996).

           10.18      Form of Directors' Nonqualified Stock Option Agreement for
                      Directors' Stock Plan.

           10.19      Cooper Industries, Inc. Directors' Retainer Fee Stock Plan
                      (incorporated herein by referenced to Exhibit A to the Company's Proxy Statement for the Annual Meeting of
                      Shareholders to be held on April 28, 1998).

           12.0       Computation of Ratios of Earnings to Fixed Charges for the
                      Calendar years 1993 through 1997.

           13.0       Text of Appendix A to Cooper Industries, Inc. Proxy
                      Statement for the Annual Meeting of Shareholders to be held April 28, 1998.

           21.0       List of Cooper Industries, Inc. Subsidiaries.

           23.0       Consent of Ernst & Young LLP.

           24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.

           27 Financial Data Schedule (incorporated herein by referenced to Exhibit 27 to the Company's Proxy
                      Statement for the Annual Meeting of Shareholders to be held on April 28, 1998).
