Form 10-Q
period 1998-03-31
COOPER INDUSTRIES INC
filed 1998-05-06
CIK 24454

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

Commission File Number              1-1175
                       --------------------------------------------------------

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

Yes [X] No [ ]

Number of shares outstanding of issuer's common stock as of April 30, 1998 was 120,723,333.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS


                                              Three Months Ended
                                                  March 31,
                                           ------------------------
                                             1998           1997
                                           ---------      ---------
                                                 (in millions)
REVENUES ..............................    $ 1,343.1      $ 1,318.9
Cost of sales..........................        912.0          905.7
Selling and administrative expenses....        242.0          240.8
Goodwill amortization .................         18.3           16.0
Other (income) expense, net ...........          (.5)           1.5
Interest expense ......................         25.3           29.6
                                           ---------      ---------
    Income before income taxes ........        146.0          125.3
Income taxes ..........................         54.0           47.6
                                           ---------      ---------
    NET INCOME ........................    $    92.0      $    77.7
                                           =========      =========


INCOME PER COMMON SHARE:
    Basic .............................    $     .77      $     .71
    Diluted ...........................    $     .76      $     .67


CASH DIVIDENDS PER COMMON SHARE .......    $     .33      $     .33


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      March 31,    December 31,
                                                                        1998          1997
                                                                      --------      --------
                                   ASSETS                                  (in millions)
Cash and cash equivalents........................................     $   15.4      $   30.3
Receivables .....................................................      1,036.0         991.7
Inventories .....................................................      1,005.6         958.2
Other ...........................................................        200.7         156.5
                                                                      --------      --------
         Total current assets ...................................      2,257.7       2,136.7
                                                                      --------      --------
Property, plant and equipment, less accumulated depreciation ....      1,205.2       1,198.8
Intangibles, less accumulated amortization ......................      2,566.0       2,389.9
Investments in marketable equity securities .....................        320.3         274.8
Deferred income taxes and other assets ..........................        123.9          52.3
                                                                      --------      --------
         Total assets ...........................................     $6,473.1      $6,052.5
                                                                      ========      ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt .................................................     $  107.8      $  139.0
Accounts payable ................................................        529.2         574.5
Accrued liabilities .............................................        658.4         589.5
Accrued income taxes ............................................         54.3          23.8
Current maturities of long-term debt ............................        327.8          58.3
                                                                      --------      --------
         Total current liabilities ..............................      1,677.5       1,385.1
                                                                      --------      --------
Long-term debt ..................................................      1,334.7       1,272.2
Postretirement benefits other than pensions .....................        554.3         558.0
Other long-term liabilities .....................................        255.0         260.6
                                                                      --------      --------
         Total liabilities ......................................      3,821.5       3,475.9
                                                                      --------      --------
Common stock, $5.00 par value ...................................        615.0         615.0
Capital in excess of par value ..................................        674.8         679.8
Retained earnings ...............................................      1,567.1       1,514.5
Common stock held in treasury, at cost ..........................       (121.5)       (149.7)
Unearned employee stock ownership plan compensation .............        (60.2)        (66.5)
Accumulated other non-owner changes in equity ...................        (23.6)        (16.5)
                                                                      --------      --------
         Total shareholders' equity .............................      2,651.6       2,576.6
                                                                      --------      --------
         Total liabilities and shareholders' equity .............     $6,473.1      $6,052.5
                                                                      ========      ========


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                ------------------------
                                                                                   1998           1997
                                                                                ---------      ---------
                                                                                      (in millions)
Cash flows from operating activities:
    Net income ............................................................     $    92.0      $    77.7

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization .........................................          55.9           54.9
    Deferred income taxes .................................................           5.6           (2.5)
    Changes in assets and liabilities: (1)
        Receivables .......................................................         (46.0)         (66.5)
        Inventories .......................................................         (39.2)         (47.7)
        Accounts payable and accrued liabilities ..........................         (25.2)         (46.0)
        Accrued income taxes ..............................................          31.3           29.2
        Other assets and liabilities, net .................................         (64.4)           7.8
                                                                                ---------      ---------
              Net cash provided by operating activities ...................          10.0            6.9
                                                                                ---------      ---------

Cash flows from investing activities:
    Cash paid for acquired businesses .....................................        (231.3)          (4.9)
    Capital expenditures ..................................................         (44.9)         (45.6)
    Proceeds from sales of property, plant and equipment ..................           5.2            2.3
                                                                                ---------      ---------
              Net cash used in investing activities .......................        (271.0)         (48.2)
                                                                                ---------      ---------

Cash flows from financing activities:
    Proceeds from issuances of debt .......................................         287.9          104.6
    Repayments of debt ....................................................         (22.7)         (31.8)
    Dividends .............................................................         (39.8)         (37.0)
    Debt issue costs ......................................................          (0.7)            --
    Acquisition of treasury stock .........................................          (2.4)            --
    Activity under stock plans ............................................          24.8            1.4
                                                                                ---------      ---------
              Net cash provided by financing activities ...................         247.1           37.2
                                                                                ---------      ---------
Effect of exchange rate changes on cash and cash equivalents ..............          (1.0)           0.2
                                                                                ---------      ---------
Decrease in cash and cash equivalents .....................................         (14.9)          (3.9)
Cash and cash equivalents, beginning of period ............................          30.3           16.1
                                                                                ---------      ---------
Cash and cash equivalents, end of period ..................................     $    15.4      $    12.2
                                                                                =========      =========


(1) Net of the effects of acquisitions, divestitures and translation.


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           ACCOUNTING POLICIES

         Basis of Presentation - The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1997 included as Appendix A to the Company's Proxy Statement dated March 11, 1998.

         Income per Common Share - In the fourth quarter of 1997, Cooper adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. The new accounting standard required all prior periods' income per Common share to be restated based on a new computational method for average shares outstanding. Adopting the new standard had no impact on previously reported fully diluted, currently referred to as diluted, income per Common share from continuing operations. Adopting the new standard also had no impact on previously reported primary, currently referred to as basic, income per common share for the quarter ended March 31, 1997. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of common stock equivalents.

         Net Income and Other Non-Owner Changes in Equity - Effective January 1, 1998, Cooper adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The adoption of this statement had no impact on net income or shareholders' equity. SFAS No. 130 requires the reporting of comprehensive income, which includes net income plus non-owner changes in equity, including unrealized gains or losses on investments, the minimum pension liability adjustment and foreign currency translation. During the three months ended March 31, 1998 and 1997, net income and other non-owner changes in equity were $84.9 million and $48.5 million, respectively. The components of net income and other non-owner changes in equity, net of related taxes, for the three-month periods ended March 31, 1998 and 1997 were as follows:

                                                               Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                              1998          1997
                                                            --------      --------
                                                                 (in millions)
Net income.............................................     $   92.0      $   77.7
Foreign currency translation loss .....................        (11.2)        (26.4)
Unrealized gains (losses) on investments ..............          4.1          (2.8)
                                                            --------      --------
Net income and other non-owner changes in equity ......     $   84.9      $   48.5
                                                            ========      ========

         Recently Issued Accounting Standards - In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained For Internal Use. The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. The SOP is effective for fiscal years beginning after December 15, 1998 and permits early adoption. Cooper adopted the SOP in the first quarter of 1998. The adoption had no impact on net income as Cooper's policy was materially consistent with the requirements of the SOP.

NOTE 2.           ACQUISITIONS AND DIVESTITURES

         During the first quarter of 1998, the Company completed three acquisitions in its Tools & Hardware segment and one small acquisition in its Electrical Products segment. In March 1998, the Company acquired Intool for a total cost of $217.5 million. Intool manufactures and sells pneumatic and electric assembly tools, precision-drilling equipment, fastening systems and portable and fixed mounted tools used in industrial, automotive, aerospace and energy markets and had annual revenues of approximately $117 million. The other three acquisitions were two small businesses in France and Germany that extended the global product lines of the Company's Power Tools division and a small Electrical Products switch business in Mexico. The acquisitions have been accounted for as purchase transactions and the results of the acquisitions are included in Cooper's consolidated income statements from the date of acquisition.

         Effective March 28, 1998, the Company completed the exchange of its automotive temperature control business for the brake products business of Standard Motor Products. In February 1998, the Company completed the sale of its constant velocity joint remanufacturing business. For accounting purposes, the exchange transaction is recorded as the sale of the Company's temperature control business and the purchase of the Standard Motor Products' brake business. The fair market value of the temperature control business assets was equal to the net book value of the assets after the write-down of the assets made in the second quarter of 1997. The acquisition cost of the brake business assets was approximately $81 million, subject to adjustment based on the actual book value of certain assets at the acquisition date. The constant velocity joint remanufacturing business was sold for approximately $4 million.

NOTE 3.           EVALUATION OF EXITING THE AUTOMOTIVE PRODUCTS SEGMENT

         In April 1998, the Company announced that it had engaged an investment banking firm to assist in the evaluation of options for exiting the automotive business. For the year ended December 31, 1997, the Automotive Products segment had revenues of $1.9 billion (36% of the Company's total revenues) and segment operating earnings of $143.5 million ($186.9 million, excluding nonrecurring charges - 25% of the Company's segment operating earnings, excluding nonrecurring charges).

         The Company is evaluating a possible initial public offering of the Automotive Products segment as well as other alternatives, including a sale to a third party.

         The Company anticipates completing the evaluation and the Company's Board of Directors approving a transaction, if any, in the second or third quarter of 1998.

NOTE 4.           INVENTORIES

                                                  March 31,       December 31,
                                                    1998              1997
                                                ------------      ------------
                                                         (in millions)
Raw materials ...............................   $      297.3      $      295.7
Work-in-process .............................          194.6             178.7
Finished goods ..............................          541.2             512.1
Perishable tooling and supplies .............           54.5              54.5
                                                ------------      ------------
                                                     1,087.6           1,041.0
Less LIFO reserves ..........................          (82.0)            (82.8)
                                                ------------      ------------
           Net inventories ..................   $    1,005.6      $      958.2
                                                ============      ============

NOTE 5.           LONG-TERM DEBT

         At March 31, 1998, $462.1 million of commercial paper and bank loans was reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

         During the quarter ended March 31, 1998, the Company issued $150 million of five-year medium term notes at an average interest rate of 5.9% under an existing shelf registration statement.

         In December 1995, the Company issued DECS(SM) (Debt Exchangeable for Common Stock), which mature on January 1, 1999. At maturity, the DECS are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares. The DECS are a hedge of the Company's investment in Wyman-Gordon common stock and will result in the Company realizing a minimum after-tax gain of $85.6 million upon redemption of the remaining DECS. This unrealized gain, plus any net appreciation of the investment in Wyman-Gordon common stock offset by the appreciation attributable to the DECS, is included in shareholders equity as an unrealized gain on investments in marketable equity securities, net of tax. Current maturities of long-term debt included an increase of $39.2 million at March 31, 1998, reflecting the increase, during the quarter, in the market value of the Wyman-Gordon common stock exchangeable into the DECS.

NOTE 6.           COMMON AND PREFERRED STOCK

         During the first three months of 1998, the Company repurchased 46,100 shares of its common stock at a cost of $2.4 million. The Company reissued approximately .6 million of treasury shares primarily in connection with the exercise of employee stock options and the Company's dividend reinvestment program during the first three months of 1998.

NOTE 7.           NET INCOME PER COMMON SHARE

         Basic and diluted net income per Common share is computed based on the following information:

                                                                                Three Months Ended
                                                                                    March 31,
                                                                           -----------------------------
                                                                               1998             1997
                                                                           ------------     ------------
                                                                                   (in millions)
BASIC:
Net income ...........................................................     $       92.0     $       77.7
                                                                           ============     ============
Weighted average Common shares outstanding ...........................            119.7            109.5
                                                                           ============     ============

DILUTED:
Net income ...........................................................     $       92.0     $       77.7
Interest expense related to the 7.05% Convertible
    Subordinated Debentures, net of tax ..............................               --              5.7
                                                                           ------------     ------------
Net income and effect of assumed conversions .........................     $       92.0     $       83.4
                                                                           ============     ============

Weighted average Common shares outstanding ...........................            119.7            109.5

Incremental shares from assumed conversions:

    Options, performance-based stock awards and
        other employee awards ........................................              1.5              1.0

    Additional shares assuming conversion of the
        7.05% Convertible Subordinated Debentures ....................               --             14.3
                                                                           ------------     ------------

Weighted average Common shares and Common share equivalents ..........            121.2            124.8
                                                                           ============     ============

NOTE 8.           INDUSTRY SEGMENT REVENUES

                                              Three Months Ended
                                                  March 31,
                                        -----------------------------
                                            1998             1997
                                        ------------     ------------
                                                (in millions)
Electrical Products ...............     $      706.0     $      612.7
Tools & Hardware ..................            188.1            180.1
Automotive Products ...............            449.0            470.5
                                        ------------     ------------
      Subtotal ....................          1,343.1          1,263.3
Kirsch ............................               --             55.6
                                        ------------     ------------
      Total .......................     $    1,343.1     $    1,318.9
                                        ============     ============

NOTE 9.           SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

         The following noncash transactions have been excluded from the consolidated statements of cash flows:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
                                                                               (in millions)
Assets acquired and liabilities assumed or incurred from
    the acquisition of businesses: (1)
        Fair value of assets acquired ...........................     $      255.5      $        8.1
        Cash used to acquire businesses .........................           (231.3)             (4.9)
                                                                      ------------      ------------
              Liabilities assumed or incurred ...................     $       24.2      $        3.2
                                                                      ============      ============

Conversion of 7.05% Convertible Subordinated Debentures
    for Cooper Common stock .....................................     $         --      $      172.0


(1) Excludes approximately $81 million recorded on a preliminary basis for the acquisition of Standard Motor Products' brake business in exchange for the Company's automotive temperature control business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

         Net income for the first quarter of 1998 increased 18% to $92.0 million on revenues of $1.34 billion compared with 1997 net income of $77.7 million on revenues of $1.32 billion. First quarter diluted share earnings increased 13% to $.76 from $.67 in 1997. Revenues, excluding Kirsch which was divested May 30, 1997, increased 6%.

REVENUES:

         Revenues for the first quarter of 1998 increased 2% (increased 6% excluding Kirsch revenues in 1997) compared to the first quarter of 1997. After excluding the effects of acquisitions and the Kirsch divestiture, revenues were level with the first quarter of last year. Overall, the Company estimates that the strengthening of the U.S. dollar against most European currencies decreased reported revenues by approximately 2% compared to the first quarter of 1997.

         Revenues in the Electrical Products segment increased 15% from the first quarter of 1997. Excluding acquisitions, revenues were 5% ahead of the first quarter of 1997. Each of the electrical businesses experienced solid revenue gains in North America and Europe. Revenues from operations in Latin America also contributed to the revenue growth. These gains were offset somewhat in Europe by the strength of the U.S. dollar against the local currencies, which reduced revenues measured in U.S. dollars.

         Tools & Hardware segment revenues increased 4% compared to the first quarter of 1997. Adjusted for recent acquisitions, revenues were slightly below last year. Power tool sales increased due to continuing domestic and international demand for industrial tools. Providing an offset was slowing demand for hand tools in the U.S. and European industrial markets and the strength of the U.S. dollar against most European currencies. Absent the impact of acquisitions and the unfavorable currency effects, Tools & Hardware revenues increased 2% over the prior year.

         Revenues in the Automotive Products segment decreased 5% from the prior year period. Excluding two recent acquisitions, revenues were down 6% from the same period last year. Revenues for the segment were affected by a weak domestic and European aftermarket and weak sales in Asia attributable to the economic crisis in that region. The anticipated exchange of the temperature control business for the brake business of Standard Motor Products (completed effective March 28, 1998), the anticipated sale of the constant velocity joint remanufacturing business (completed in February 1998) and the conversion of a large customer to a cash basis sales arrangement following the filing of a Chapter 11 reorganization, had a negative impact on revenues of approximately $13 million compared to the same period of the prior year. Partially offsetting this decline was improvement in original equipment market sales and continuing improvement in Latin American demand.

INCOME BEFORE INCOME TAXES:

         Income before income taxes increased 17% to $146.0 million for the first quarter of 1998 compared to $125.3 million for the same period of 1997. Cost of sales, as a percentage of revenues, decreased .8 points with most businesses improving gross margins. Effective leveraging of period costs, plus the absence of Kirsch, resulted in a .3 points decline in selling and administrative expenses as a percentage of revenues in the first quarter of 1998 compared to the first quarter of 1997. The Kirsch business had relatively higher selling and administrative expenses. Excluding Kirsch from 1997 results for the quarter would have decreased selling and administrative expenses .5 points from the reported amount. The remaining increase in selling and administrative expenses as a percentage of sales related primarily to lower sales and an allowance for bad debts recorded in the first quarter in the Automotive Products segment. Interest expense declined $4.3 million from the same period of last year due to the conversion during 1997 of $610 million of the Company's 7.05% Convertible Subordinated Debentures to Cooper Common stock, partially offset by additional debt incurred to fund stock repurchases and acquisitions.

         Operating earnings of the Electrical Products segment reflect a significant increase over the first quarter of 1997 both before and after the impact of recent acquisitions. The increase in earnings was the result of the increase in revenues, favorable product mix and cost savings across most businesses.

         Excluding Kirsch, the Tools & Hardware segment's operating earnings both before and after the impact of acquisitions improved significantly compared to the same period last year. The increase in earnings was driven by volume increases in the power tools business and favorable product mix in the hand tools business.

         Operating earnings of the Automotive Products segment decreased compared to the same period last year. A weak domestic and European aftermarket was only partially offset by improved Latin American aftermarket demand. During the first quarter of 1998, a large customer of the Automotive Products segment filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. The Company had receivables from the customer of approximately $15 million at the time of the filing and accrued a receivable reserve of approximately $2.3 million during the quarter. In addition to the impact of the charge to earnings for the receivable reserve, reduced sales following the bankruptcy filing had a negative impact on operating earnings.

INCOME TAXES:

         The effective tax rate for the first quarter was 37.0% compared to 38.0% for the same period of 1997. The rate reduction from 38.0% to 37.0% results from the Company's tax planning efforts and nondeductible goodwill having less of an impact on the effective tax rate as earnings increase.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's operating working capital (defined as receivables and inventories less accounts payable) increased $137 million during the first three months of 1998 compared to an increase of $149 million in the first three months of 1997. Operating working capital turnover was maintained at 3.7 turns, the same as the first three months of last year.

         Cash flows from operating activities in the first three months of 1998 totaled $10 million as cash generated from earnings was sufficient to offset increases in operating working capital. These funds, along with a net increase in debt of $265 million and cash received from the exercise of stock options, were used to fund acquisitions of $231 million, capital expenditures of $45 million, dividends of $40 million and purchases of the Company's Common stock of $2.4 million. During the first three months of 1997, cash flows from operating activities totaled $7 million. The cash flows from operating activities plus proceeds from net borrowings of $73 million provided funding for capital expenditures of $46 million and dividends of $37 million during the first three months of 1997.

         In connection with acquisitions accounted for as purchases, the Company records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the three months ended March 31, 1998 and March 31, 1997 was $1.5 million and $2.0 million, respectively. There were no significant additions to these accruals during the first three months of 1998.

         At March 31, 1998, the Company's debt-to-total capitalization ratio was 40.0% compared to 45.9% at March 31, 1997. Excluding the DECS, which at maturity are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares, the Company's debt-to-total capitalization ratio was 36.1% at March 31, 1998 compared to 41.5% at March 31, 1997.

         During the quarter ended March 31, 1998, the Company issued $150 million of five-year medium-term notes at an average interest rate of 5.9% under an existing shelf registration statement.

         During the first quarter the Company purchased 46,100 shares of its outstanding Common Stock for $2.4 million as part of the previously authorized $275 million repurchase program. In April 1998, the Board of Directors approved an extension of the Company's stock buyback authorization for an additional $300 million.

         The Company has targeted a 35% to 45% debt-to-capitalization ratio, with excess cash being utilized to fund acquisitions or to purchase shares of the Company's Common stock.

BACKLOG:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                         March 31,
                                   ---------------------
                                     1998         1997
                                   --------     --------
                                        (in millions)
Electrical Products ..........     $  297.8     $  273.5
Tools & Hardware (1) .........         88.2         90.4
Automotive Products ..........        128.8        135.3
                                   --------     --------
                                   $  514.8     $  499.2
                                   ========     ========


(1)  1997 includes Kirsch sales backlog of $7.5 million.

                           PART II - OTHER INFORMATION


Item 6.   Exhibit and Reports on Form 8-K

          (a)  Exhibits

               12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1997 through 1993 and the Three Months Ended March 31, 1998 and 1997.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K dated January 26, 1998, which included a copy of a press release containing the Company's financial results for the quarter and year ended December 31, 1997 and the business outlook for 1998.

               The Company filed a report on Form 8-K dated February 2, 1998, which included the business outlook for 1998.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Cooper Industries, Inc.
                                         -------------------------------------
                                                      (Registrant)


Date:   May 6, 1998                      /s/ D. Bradley McWilliams
-----------------------------------      -------------------------------------
                                         D. Bradley McWilliams
                                         Senior Vice President and
                                         Chief Financial Officer


Date:  May 6, 1998                       /s/ Terry A. Klebe
-----------------------------------      -------------------------------------
                                         Terry A. Klebe
                                         Vice President and Controller
                                           and Chief Accounting Officer

                                  Exhibit Index


Exhibit No.

          12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1997 through 1993 and the Three Months Ended March 31, 1998 and 1997.

          27.  Financial Data Schedule.