Form 10-Q
period 1998-06-30
COOPER INDUSTRIES INC
filed 1998-07-31
CIK 24454

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    -----------

Commission File Number              1-1175
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

Yes    X       No
    -------       ---------

Number of shares outstanding of issuer's common stock as of July 20, 1998 was 116,392,461.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                       Three Months Ended                      Six Months Ended
                                                            June 30,                               June 30,
                                                   ----------------------------           --------------------------
                                                    1998               1997                 1998               1997
                                                  --------           --------             --------            --------
                                                                   (in millions, except per share data)
REVENUES  . . . . . . . . . . . . . . . . . .     $1,429.3           $1,384.9             $2,772.4            $2,703.8
Cost of sales . . . . . . . . . . . . . . . .        970.5              938.4              1,882.5             1,844.1
Selling and administrative expenses . . . . .        245.7              238.8                487.7               479.6
Goodwill amortization . . . . . . . . . . . .         19.2               16.1                 37.5                32.1
Nonrecurring gains  . . . . . . . . . . . . .            -              (69.8)                   -               (69.8)
Nonrecurring charges  . . . . . . . . . . . .            -               70.5                    -                70.5
Other (income) expense, net . . . . . . . . .         (1.8)              (0.6)                (2.3)                0.9
Interest expense  . . . . . . . . . . . . . .         27.4               21.3                 52.7                50.9
                                                  --------           --------             --------            --------
    Income before income taxes  . . . . . . .        168.3              170.2                314.3               295.5
Income taxes  . . . . . . . . . . . . . . . .         62.3               64.7                116.3               112.3
                                                  --------           --------             --------            --------
    NET INCOME  . . . . . . . . . . . . . . .     $  106.0           $  105.5             $  198.0            $  183.2
                                                  ========           ========             ========            ========
INCOME PER COMMON SHARE:
    Basic . . . . . . . . . . . . . . . . . .     $    .89           $    .89             $   1.66            $   1.60
    Diluted . . . . . . . . . . . . . . . . .     $    .88           $    .86             $   1.64            $   1.52
CASH DIVIDENDS PER COMMON SHARE . . . . . . .     $    .33           $    .33             $    .66            $    .66


The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,          December 31,
                                                                                      1998               1997
                                                                                   ---------         -------------
                                    ASSETS                                                 (in millions)
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .       $   16.6            $   30.3
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,131.9               991.7
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          999.5               958.2
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          158.5               156.5
                                                                                    --------            --------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .        2,306.5             2,136.7
                                                                                    --------            --------
Property, plant and equipment, less accumulated depreciation  . . . . . . .          1,222.0             1,198.8
Intangibles, less accumulated amortization  . . . . . . . . . . . . . . . .          2,562.6             2,389.9
Investments in marketable equity securities . . . . . . . . . . . . . . . .            279.1               274.8
Deferred income taxes and other assets  . . . . . . . . . . . . . . . . . .            123.3                52.3
                                                                                    --------            --------
        Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $6,493.5            $6,052.5
                                                                                    ========            ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $104.0              $139.0
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            531.6               574.5
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            660.2               589.5
Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             38.0                23.8
Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .            292.6                58.3
                                                                                    --------            --------
        Total current liabilities   . . . . . . . . . . . . . . . . . . . . .        1,626.4             1,385.1
                                                                                    --------            --------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,542.0             1,272.2
Postretirement benefits other than pensions . . . . . . . . . . . . . . . .            550.2               558.0
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .            257.4               260.6
                                                                                    --------            --------
        Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .        3,976.0             3,475.9
                                                                                    --------            --------
Common stock, $5.00 par value . . . . . . . . . . . . . . . . . . . . . . .            615.0               615.0
Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . .            673.3               679.8
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,634.6             1,514.5
Common stock held in treasury, at cost  . . . . . . . . . . . . . . . . . .           (314.9)             (149.7)
Unearned employee stock ownership plan compensation . . . . . . . . . . . .            (54.6)              (66.5)
Accumulated other non-owner changes in equity . . . . . . . . . . . . . . . .          (35.9)              (16.5)
                                                                                    --------            --------
        Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . .        2,517.5             2,576.6
                                                                                    --------            --------
        Total liabilities and shareholders' equity  . . . . . . . . . . . . .       $6,493.5            $6,052.5
                                                                                    ========            ========

The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    --------------------------
                                                                                     1998               1997
                                                                                    -------            -------
                                                                                          (in millions)
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 198.0            $ 183.2

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .           114.3              110.7
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .            15.6                5.5
    Gain on the sale of Kirsch  . . . . . . . . . . . . . . . . . . . . . .             -                (69.8)
    Nonrecurring asset write-down . . . . . . . . . . . . . . . . . . . . .             -                 54.8
    Changes in assets and liabilities: (1)
        Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (122.8)             (99.6)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (46.3)             (39.2)
        Accounts payable and accrued liabilities  . . . . . . . . . . . . .           (23.8)             (15.4)
        Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . .             9.2               32.9
        Other assets and liabilities, net . . . . . . . . . . . . . . . . .           (24.4)             (40.7)
                                                                                    -------            -------
             Net cash provided by operating activities  . . . . . . . . . .           119.8              122.4
                                                                                    -------            -------
Cash flows from investing activities:
    Cash paid for acquired businesses . . . . . . . . . . . . . . . . . . .          (251.4)             (90.9)
    Proceeds from the disposition of businesses . . . . . . . . . . . . . .             -                216.0
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .          (100.8)             (97.6)
    Proceeds from sales of property, plant and equipment  . . . . . . . . .             7.4                4.3
                                                                                    -------            -------
             Net cash provided by (used in) investing activities  . . . . .          (344.8)              31.8
                                                                                    -------            -------
Cash flows from financing activities:
    Proceeds from issuances of debt . . . . . . . . . . . . . . . . . . . .           582.2              160.0
    Repayments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .          (113.6)            (207.4)
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (78.7)             (77.6)
    Acquisition of treasury stock . . . . . . . . . . . . . . . . . . . . .          (214.2)             (38.0)
    Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1.4)               -
    Activity under stock plans  . . . . . . . . . . . . . . . . . . . . . .            39.0                7.9
                                                                                    -------            -------
             Net cash provided by (used in) financing activities  . . . . .           213.3             (155.1)
                                                                                    -------            -------
Effect of exchange rate changes on cash and cash equivalents  . . . . . . .            (2.0)               -
                                                                                    -------            -------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .           (13.7)              (0.9)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . .            30.3               16.1
                                                                                    -------            -------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . .         $  16.6            $  15.2
                                                                                    =======            =======

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

         Income per Common Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. The new accounting standard required all prior periods' income per Common share to be restated based on a new computational method for average shares outstanding. Adopting the new standard had no impact on previously reported fully diluted, currently referred to as diluted, income per Common share for the quarter and six months ended June 30, 1997. Adopting the new standard increased previously reported primary, currently referred to as basic, income per common share $.01 for the quarter and $.01 for the six months ended June 30, 1997. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of common stock equivalents.

         Net Income and Other Non-Owner Changes in Equity - Effective January 1, 1998, Cooper adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The adoption of this statement had no impact on net income or shareholders' equity. SFAS No. 130 requires the reporting of comprehensive income, which includes net income plus non-owner changes in equity, including unrealized gains or losses on investments, the minimum pension liability adjustment and foreign currency translation. Net income and other non-owner changes in equity were $93.7 million and $112.4 million, respectively during the three months ended June 30, 1998 and 1997 and $178.6 million and $160.9 million, respectively during the six months ended June 30, 1998 and 1997. The components of net income and other non-owner changes in equity, net of related taxes, were as follows:

                                                 Three Months Ended                Six Months Ended
                                                       June 30                         June 30
                                              -------------------------          ---------------------
                                               1998               1997            1998           1997
                                              ------             ------          ------         ------
                                                                      (in millions)
Net income  . . . . . . . . . . . . . .       $106.0             $105.5          $198.0         $183.2
Foreign currency translation loss . . .         (8.5)              (2.9)          (19.7)         (29.3)
Unrealized gains (losses) on
  investments . . . . . . . . . . . . .         (3.8)               9.8              .3            7.0
                                              ------             ------          ------         ------
Net income and other non-owner
  changes in equity . . . . . . . . . .       $ 93.7             $112.4          $178.6         $160.9
                                              ======             ======          ======         ======


         Recently Issued Accounting Standards - In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained For Internal Use. The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. The SOP is effective for fiscal years beginning after December 15, 1998 and permits early adoption. The Company adopted the SOP in the first quarter of 1998. The adoption had no impact on net income as the Company's policy was materially consistent with the requirements of the SOP.

         In April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-up Activities. The SOP requires that all costs of start-up activities be expensed as incurred. The SOP is effective for fiscal years beginning after December 15,1998 and permits early adoption. The Company adopted this standard in the second quarter of 1998. The adoption had no impact on net income as the Company's policies are consistent with this standard.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The SFAS is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. The Company is currently evaluating the effects of the new standard. The Company does not anticipate that the new standard will have an impact on net income. However, the new standard requirement to mark to market certain of the Company's financial instruments utilized to hedge currency and commodity price risks will result in fluctuations in the fair value being included in shareholders' equity, net of tax. Due to the Company's policies regarding financial instruments, it is not likely that the adoption of the new standard will have a material effect on the Company's Consolidated Balance Sheets.

NOTE 2.          ACQUISITIONS AND DIVESTITURES

         During the first half of 1998, the Company completed three acquisitions in its Tools & Hardware segment and two small acquisitions in its Electrical Products segment. In March 1998, the Company acquired INTOOL for a total cost of $217.5 million. INTOOL manufactures and sells pneumatic and electric assembly tools, precision-drilling equipment, fastening systems and portable and fixed mounted tools used in industrial, automotive, aerospace and energy markets and had annual revenues of approximately $117 million. The other acquisitions included two small businesses in France and Germany that extend the global product lines of the Company's Power Tools division and two small Electrical Products businesses in Mexico. The acquisitions have been accounted for as purchase transactions and the results of the acquisitions are included in the Company's consolidated income statements from the date of acquisition.

         Effective March 28, 1998, the Company completed the exchange of its automotive temperature control business for the brake products business of Standard Motor Products. In February 1998, the Company completed the sale of its constant velocity joint remanufacturing business. For accounting purposes, the exchange transaction is recorded as the sale of the Company's temperature control business and the purchase of the Standard Motor Products' brake business. The fair market value of the temperature control business assets was equal to the net book value of the brake business assets after the write-down of the temperature control business assets made in the second quarter of 1997. The acquisition cost of the brake business assets was approximately $81 million, subject to adjustment based on the actual book value of certain assets at the acquisition date. The constant velocity joint remanufacturing business was sold for approximately $4 million.

NOTE 3.          NONRECURRING INCOME AND EXPENSES

         On May 30, 1997 the Company completed the sale of the Kirsch window treatment division. The sale resulted in a gain before income taxes of $69.8 million ($43.3 million after income taxes). During the second quarter of 1997 the Company incurred a charge of $70.5 million ($43.7 million after income taxes) for actions management committed to during the quarter after concluding an evaluation of geographic manufacturing and distribution facilities within the Tools & Hardware and Automotive Products segments and information systems relating to year 2000 compliance efforts. The charge included adjustments to the carrying value of assets of $54.8 million and accruals for continuing obligations for replaced systems and facility consolidations of $15.7 million. The charge, discussed in further detail below, decreased operating earnings of the Electrical Products segment by $15.9 million, the Tools & Hardware segment by $18.7 million, and the Automotive Products segment by $33.8 million and increased general corporate expenses by $2.1 million.

         The Company began a consolidation of international manufacturing and distribution in the Tools & Hardware segment and the consolidation of international sales and distribution in the Automotive Products segment in the second quarter of 1997. Adjustments to the carrying value of assets and accruals, detailed above, were recorded for projects committed to by management. Severance and certain other costs are not expensed until the affected employees are notified even though management has committed to the projects. Charges for additional consolidations were recorded in the third quarter of 1997, including severance on certain projects accrued for in the second quarter of 1997. At June 30, 1998, remaining cash expenditures and anticipated additional charges related to these projects are insignificant.

         During the second quarter of 1997, the Company began negotiations with Standard Motor Products to exchange its temperature control business for the brake products business owned by Standard Motor Products and executed a letter of intent in July 1997. The charge in the second quarter of 1997 against the Automotive Products segment included adjustments to the carrying value of assets related to remanufacturing businesses, including a portion of the temperature control business, which were divested in the first quarter of 1998.

         The Company also completed during the second quarter of 1997, its initial analysis of the impact of existing system capabilities to function at the turn of the century. Four of the Company's nine divisions are implementing new enterprise systems with the remaining five divisions modifying or replacing existing software. Where possible, businesses have abandoned home-grown or highly customized applications with purchased, year 2000 compliant replacements or upgrades. In some situations, operations abandoned existing software and migrated to consolidated hardware and software that is year 2000 compliant. The Company recorded a $38.9 million charge in the second quarter of 1997 related to the adjustment in the carrying value of abandoned hardware and software. While depreciation is reduced by the effect of the write-down, depreciation of new systems, as well as expenses related to revising current software to be year 2000 compliant and implementation of new systems, are likely to exceed the reduction in depreciation in most future periods.

NOTE 4.          EVALUATION OF EXITING THE AUTOMOTIVE PRODUCTS SEGMENT

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

         The Company is evaluating a possible initial public offering of the Automotive Products segment as well as other alternatives, including a sale to a third party. The Company anticipates completing the evaluation and the Company's Board of Directors approving a transaction, if any, in the third quarter of 1998.

NOTE 5.          INVENTORIES

                                                                               June 30,           December 31,
                                                                                 1998                 1997
                                                                               --------           ------------
                                                                                       (in millions)
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  296.5             $  295.7
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         188.9                178.7
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         539.7                512.1
Perishable tooling and supplies . . . . . . . . . . . . . . . . . . . . .          54.8                 54.5
                                                                               --------             --------
                                                                                1,079.9              1,041.0
Excess of current standard cost over LIFO costs . . . . . . . . . . . . .         (80.4)               (82.8)
                                                                               --------             --------
           Net inventories  . . . . . . . . . . . . . . . . . . . . . . .      $  999.5             $  958.2
                                                                               ========             ========


NOTE 6.          LONG-TERM DEBT

         At June 30, 1998, commercial paper and bank loans totaling $600.0 million were reclassified to long-term debt, reflecting the Company's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

         During the six months ended June 30, 1998, the Company issued $250 million of five-year medium term notes at an average interest rate of 6.1% under an existing shelf registration statement.

         In December 1995, the Company issued DECS(SM) (Debt Exchangeable for Common Stock), which mature on January 1, 1999. At maturity, the DECS are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares. The DECS are a hedge of the Company's investment in Wyman-Gordon common stock and will result in the Company realizing a minimum after-tax gain of $85.6 million upon redemption of the remaining DECS. This unrealized gain, plus any net appreciation of the investment in Wyman-Gordon common stock offset by the appreciation attributable to the DECS, is included in shareholders' equity as an unrealized gain on investments in marketable equity securities, net of tax. Current maturities of long-term debt included an increase of $3.8 million at June 30, 1998, reflecting the increase, during the first six months of 1998, in the market value of the Wyman-Gordon common stock exchangeable into the DECS.

NOTE 7.          COMMON AND PREFERRED STOCK

         During the first six months of 1998, the Company repurchased 3,142,400 shares of its Common shares at a cost of $214.2 million. An additional 1,550,200 shares of Common shares were purchased on July 1, 1998 at a cost of $88.2 million. The Company reissued 904,030 treasury shares during the first six months of 1998 primarily in connection with the exercise of employee stock options and the Company's dividend reinvestment program.

NOTE 8.          NET INCOME PER COMMON SHARE

Basic and diluted net income per Common share is computed based on the following information:

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                       -----------------------           -----------------------
                                                        1998             1997             1998             1997
                                                       ------           ------           ------           ------
                                                                            (in millions)

BASIC:
Net income  . . . . . . . . . . . . . . . . . . .      $106.0           $105.5           $198.0           $183.2
                                                       ======           ======           ======           ======
Weighted average Common shares
  outstanding . . . . . . . . . . . . . . . . . .       118.6            119.3            119.1            114.4
                                                       ======           ======           ======           ======

DILUTED

Net income  . . . . . . . . . . . . . . . . . . .      $106.0           $105.5           $198.0           $183.2

Interest expense related to the
  7.05% Convertible Subordinated
  Debentures, net of tax  . . . . . . . . . . . .         -                0.1              -                5.8
                                                       ------           ------           ------           ------
Net income and effect of assumed
  conversions . . . . . . . . . . . . . . . . . .      $106.0           $105.6           $198.0           $189.0
                                                       ======           ======           ======           ======

Weighted average Common shares
  outstanding . . . . . . . . . . . . . . . . . .       118.6            119.3            119.1            114.4

Incremental shares from assumed
  conversions:

    Options, performance-based stock
      awards and other employee awards  . . . . .         1.9              1.2              1.8              1.2

    Additional shares assuming
      conversion of the 7.05% Convertible
      Subordinated Debentures . . . . . . . . . .         -                3.0              -                8.6
                                                       ------           ------           ------           ------
Weighted average Common shares and
  Common share equivalents  . . . . . . . . . . .       120.5            123.5            120.9            124.2
                                                       ======           ======           ======           ======

NOTE 9.          INDUSTRY SEGMENT REVENUES

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                                 -------------------------         -------------------------
                                                   1998             1997             1998             1997
                                                 --------         --------         --------         --------
                                                                      (in millions)
Electrical Products . . . . . . . . . . . . .      $723.9           $660.7         $1,429.9         $1,273.4
Tools & Hardware  . . . . . . . . . . . . . .       227.3            195.7            415.4            375.8
Automotive Products . . . . . . . . . . . . .       478.1            486.7            927.1            957.2
                                                 --------         --------         --------         --------
     Subtotal   . . . . . . . . . . . . . . .     1,429.3          1,343.1          2,772.4          2,606.4
Kirsch  . . . . . . . . . . . . . . . . . . .         -               41.8              -               97.4
                                                 --------         --------         --------         --------
     Total  . . . . . . . . . . . . . . . . .    $1,429.3         $1,384.9         $2,772.4         $2,703.8
                                                 ========         ========         ========         ========

NOTE 10.         SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

The following noncash transactions have been excluded from the consolidated statements of cash flows:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                ----------------------------
                                                                                  1998                1997
                                                                                -------              -------
                                                                                       (in millions)
Assets acquired and liabilities assumed or incurred from
    the acquisition of businesses: (1)
        Fair value of assets acquired . . . . . . . . . . . . . . . . . .       $ 288.0              $ 100.9
        Cash used to acquire businesses . . . . . . . . . . . . . . . . .        (251.4)               (90.9)
                                                                                -------              -------
             Liabilities assumed or incurred  . . . . . . . . . . . . . .       $  36.6              $  10.0
                                                                                =======              =======
Conversion of 7.05% Convertible Subordinated Debentures
    for Cooper Common stock . . . . . . . . . . . . . . . . . . . . . .         $   -                $ 610.0

(1) Excludes approximately $81 million recorded on a preliminary basis for the acquisition of Standard Motor Products' brake business in exchange for the Company's automotive temperature control business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

         Net income for the second quarter of 1998 was $106.0 million on revenues of $1.43 billion compared with 1997 net income of $105.5 million on revenues of $1.38 billion. Second quarter diluted share earnings increased 2% to $.88 from $.86 in 1997. Revenues, excluding the Kirsch window treatment division ("Kirsch") which was divested May 30, 1997, increased 6%.

         On May 30, 1997, the Company completed the sale of Kirsch and, during the second quarter of 1997, incurred a charge for actions committed to by management during the quarter (See Note 3 of Notes to Consolidated Financial Statements).

REVENUES:

         Revenues for the second quarter of 1998 increased 3% (increased 6% excluding Kirsch revenues in 1997) compared to the second quarter of 1997. After excluding the effects of acquisitions and divestitures, revenues were slightly below the second quarter of last year. Overall, the Company estimates that the strengthening of the U.S. dollar against most European currencies decreased reported revenues by approximately 1% compared to the second quarter of 1997.

         Revenues in the Electrical Products segment increased 10% from the second quarter of 1997. Excluding acquisitions, revenues were flat compared to 1997. Revenue growth from circuit protection, lighting products and new products was offset by soft demand for hazardous duty electrical construction materials and power equipment. These businesses were adversely affected by the absence of large project orders, weak demand from utilities, the economic conditions in Asia and increased competitive pressure in certain domestic product lines.

         Tools & Hardware segment revenues increased 16% compared to the second quarter of 1997. Adjusted for recent acquisitions, revenues were 2% below last year. Increased shipments of domestic assembly equipment and sales of new products were offset by softening demand in the electronics and aerospace industries, the timing of shipments for international assembly equipment, lower exports due to the strong U.S. dollar and weak economic conditions in Brazil.

         The Automotive Products segment revenues, with and without the impact of recent acquisitions and divestitures, decreased 2% from the prior year period. Increased steering and suspension and worldwide original equipment sales and an improved European aftermarket for wiper products were offset by weak domestic aftermarket demand for ignition, brake and wiper products and European aftermarket ignition products. Also, revenues were affected by the bankruptcy of a large customer in the first quarter of 1998. The customer was converted, during the first quarter of 1998, to a cash basis significantly reducing sales volume compared to the second quarter of 1997.

INCOME BEFORE INCOME TAXES:

         Income before income taxes decreased 1% to $168.3 million for the second quarter of 1998 compared to $170.2 million for the same period of 1997. Cost of sales, as a percentage of revenues, increased one tenth of a point from the comparable 1997 quarter. An unfavorable mix of power equipment products and competitive conditions for hazardous duty construction materials accounted for the increase. Selling and administrative expenses, as a percentage of sales, were unchanged from the prior year period. Excluding Kirsch, which had relatively higher selling and administrative expenses, the 1997 selling and administrative expense would have been two tenths of a point lower. The resulting increase in selling and administrative expenses as a percentage of revenues for 1998 related primarily to lower sales in the Automotive Products segment and an increase in bad debt expense in this segment. Interest expense increased $6.1 million over the same period of last year as additional debt incurred to fund stock repurchases and acquisitions and higher interest rate levels offset the impact of the 1997 conversion of $610 million of the Company's 7.05% Convertible Subordinated Debentures to Cooper Common stock.

         Excluding 1997 nonrecurring charges, operating earnings of the Electrical Products segment increased over the second quarter of 1997. Excluding acquisitions and 1997 nonrecurring charges, operating earnings were flat compared to last year. Increased sales and margins in the circuit protection and lighting businesses were offset by unfavorable product mix in the power equipment business and lower sales and margins on certain hazardous duty electrical construction materials.

         Excluding Kirsch and 1997 nonrecurring gains and charges, the Tools & Hardware segment's operating earnings reflect a significant increase over the prior year. Without the impact of acquisitions and 1997 nonrecurring gains and charges, the earnings improvement was driven by an improved product mix and increased operating efficiencies.

         Excluding 1997 nonrecurring charges, operating earnings of the Automotive Products segment decreased compared to the same period last year. Acquisitions and divestitures had a nominal impact on operating earnings. Improved sales to original equipment manufacturers and improved steering and suspension sales were offset by a weak domestic aftermarket for ignition, brake and wiper products. Earnings were also unfavorably affected by the bankruptcy of a large customer in the first quarter and an increase in the allowance for doubtful accounts related to this customer during the second quarter.

Income Taxes:

         The effective tax rate for the second quarter was 37.0% compared to 38.0% for the same period of 1997. The rate reduction from 38.0% to 37.0% results from the Company's continuing tax planning efforts.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

         Net income for the first six months of 1998 increased 8% to $198.0 million on revenues of $2.77 billion compared with 1997 net income of $183.2 million on revenues of $2.70 billion. Diluted share earnings also increased 8% to $1.64 from $1.52 in 1997. Revenues, excluding Kirsch, which was divested May 30, 1997, increased 6%.

REVENUES:

         Revenues for the first six months of 1998 increased 3% (increased 6% excluding Kirsch revenues in 1997) compared to the first six months of 1997. After excluding the effects of acquisitions and divestitures, revenues were flat with the same period of last year. Overall, the Company estimates that the strengthening of the U.S. dollar against most European currencies decreased reported revenues by approximately 1% from the first six months of 1997.

         Revenues in the Electrical Products segment increased 12% from the first six months of 1997. Excluding the impact of acquisitions, revenues increased 2% over the same period of last year. This was the result of strong sales of circuit protection, lighting products and new products. Partially offsetting this impact were shortfalls in hazardous duty construction materials and power equipment caused by the absence of large project orders, weak demand from utilities and the continuing economic crisis in Asia.

         Tools & Hardware segment revenues increased 11% compared to the same period of 1997. Adjusted for recent acquisitions and divestitures, revenues decreased 1% from last year. The decline resulted from softening demand in the electronics and aerospace industries, lower exports due to the strong U.S. dollar and weak economic conditions in Brazil. Absent the impact of acquisitions and unfavorable currency effects, Tools & Hardware revenues increased 1% when compared to the prior year.

         The Automotive Products segment revenues decreased 3% from the prior year period. Acquisitions and divestitures had a nominal effect on revenues. Increased sales to worldwide original equipment manufacturers and improved steering and suspension sales were more than offset by weak domestic aftermarket demand in most product lines. Also, revenues were affected by the bankruptcy of a large customer in the first quarter of 1998. The customer was converted, during the first quarter of 1998, to a cash basis significantly reducing sales volume compared to the first half of 1997. Ongoing market consolidation continued to impact revenues through pricing pressure and other competitive conditions.

INCOME BEFORE INCOME TAXES:

         Income before income taxes for the first six months of 1998 increased 6% to $314.3 million compared to $295.5 million for the same period of 1997. Cost of sales, as a percentage of revenues, decreased three tenths of a point with most businesses improving gross margins. Selling and administrative expenses, as a percentage of revenues, declined one tenth of a point from the 1997 level. Excluding Kirsch, which had relatively higher selling and administrative expenses, the 1997 selling and administrative expenses would have been three tenths of a point lower. The resulting two tenths of a point increase for selling and administrative expenses as a percentage of sales related primarily to lower sales and increased bad debt expense in the Automotive Products segment. Interest expense increased $1.8 million from the same period of last year as additional debt incurred to fund acquisitions and stock repurchases more than offset the impact of the conversion during 1997 of $610 million of the Company's 7.05% Convertible Subordinated Debentures to Cooper Common stock.

         Excluding 1997 nonrecurring charges, operating earnings of the Electrical Products segment reflected an increase compared to the first six months of 1997 both before and after the effects of acquisitions. Excluding acquisitions and 1997 nonrecurring charges, the impact of increased revenue and margin improvements in the circuit protection and lighting businesses more than offset unfavorable product mix for power equipment and lower margins in the second quarter of 1998 for several hazardous duty electrical construction materials.

         Excluding Kirsch and 1997 nonrecurring gains and charges, the Tools & Hardware segment's operating earnings reflected a significant increase over the prior year. Without the impact of acquisitions and 1997 nonrecurring gains and charges, the earnings improvement was driven by an improved product mix and increased operating efficiencies.

         Excluding 1997 nonrecurring charges, operating earnings of the Automotive Products segment decreased compared to the same period last year. Acquisitions and divestitures had a nominal impact on operating earnings. Improved sales to original equipment manufacturers and steering and suspension customers were offset by a weak domestic aftermarket for most product lines. Earnings were unfavorably affected by the bankruptcy of a large customer in the first quarter and an increase in the allowance for doubtful accounts related to the customer in the first half of 1998.

INCOME TAXES:

         The effective tax rate for the first six months was 37.0% compared to 38.0% for the same period of 1997. The rate reduction from 38.0% to 37.0% resulted from the Company's continuing tax planning efforts and a reduction in the earnings impact of nondeductible goodwill.

EARNINGS OUTLOOK:

         The following sets forth Cooper's general business outlook for 1998, based on current expectations, and updates the Company's earnings outlook set forth in Appendix A to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to reflect the adverse impact of changing economic conditions, lower overall demand for utility and hazardous duty electrical products and the General Motors work stoppage. The statements are forward looking and actual results may differ materially. The following comparative figures for 1998 include the effects of acquisitions made during 1997 and 1998, exclude 1997 nonrecurring items and the Kirsch division from the Tools & Hardware segment and exclude the effect of exiting from the Automotive Products segment prior to December 31, 1998.

         Electrical Products segment revenues are expected to increase by approximately ten to fifteen percent, Tools & Hardware segment revenues are expected to increase approximately fifteen to twenty percent and Automotive Products segment revenues are expected to be about the same or slightly below 1997 revenues. Cooper expects operating earnings for the Electrical Products segment to increase by approximately five to ten percent. Operating earnings for the Tools & Hardware segment are expected to increase by approximately twenty to twenty-five percent. The Automotive Products segment operating earnings are expected to increase by approximately five to ten percent.

         The above statements are forward looking, and actual results may differ materially. The above statements are based on a number of assumptions, risks and uncertainties. The primary economic assumptions include, without limitation, (1) modest growth in the domestic economy; (2) a modest improvement in European markets; (3) no further deterioration in the Far East markets; (4) a modest increase in construction spending worldwide; (5) no significant change in raw material costs; (6) no major customer consolidation in the automotive aftermarket; (7) no significant adverse changes in the relationship of the currencies of Western European countries to the U.S. dollar; and (8) the General Motors work stoppages are resolved in early August. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in the Company's periodic filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's operating working capital (defined as receivables and inventories less accounts payable) increased $224 million during the first six months of 1998 compared to an increase of $100 million in the first six months of 1997. Operating working capital turnover was down slightly to 3.7 turns, compared to 3.9 turns for the first six months of last year due to the impact of acquisitions. Operating working capital, excluding acquisitions, increased primarily due to the buildup of safety inventory stock during the conversion of systems and the timing of accounts payable payments.

         Cash flows from operating activities in the first six months of 1998 totaled $120 million as cash generated from earnings was sufficient to offset increases in operating working capital. These funds, along with a net increase in debt of $469 million and cash received from the exercise of stock options of $39 million, were used to fund acquisitions of $251 million, capital expenditures of $101 million, dividends of $79 million and purchases of the Company's Common stock of $214 million. During the first six months of 1997, cash flows from operating activities totaled $122 million. The cash flows from operating activities plus proceeds from the sale of Kirsch of $216 million provided funding for acquisitions of $91 million, capital expenditures of $98 million, dividends of $78 million, stock repurchases of $38 million and a net debt reduction of $47 million during the first six months of 1997.

         In connection with acquisitions accounted for as purchases, the Company records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the six months ended June 30, 1998 and June 30, 1997 was $4.2 million and $3.2 million, respectively. There were no significant additions to these accruals during the first six months of 1998.

         In April 1998, the Board of Directors approved a stock buyback for a total of $300 million. During the first six months the Company purchased 3,142,400 shares of its outstanding Common stock for $214.2 million including amounts under a prior authorization. In July 1998, the Company completed its existing authorization by purchasing an additional 1,550,200 shares of its Common stock for $88.2 million.

         The Company has targeted a 35% to 45% debt-to-capitalization ratio, with excess cash being utilized to fund acquisitions or to purchase shares of the Company's Common stock. At June 30, 1998, the Company's debt-to-total capitalization ratio was 43.5% compared to 33.7% at June 30, 1997. Excluding the DECS, which at maturity are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares, the Company's debt-to-total capitalization ratio was 40.3% at June 30, 1998 compared to 26.4% at June 30, 1997.

         During the six months ended June 30, 1998, the Company issued $250 million of five-year medium-term notes at an average interest rate of 6.1% under an existing shelf registration statement. At June 30, 1998 all notes registered under the shelf registration statement had been issued. The issuance of additional notes will require the filing of a new registration statement or an amendment to the existing shelf registration statement.

BACKLOG:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                                          June 30,
                                                                                   ---------------------------
                                                                                    1998                 1997
                                                                                   ------               ------
                                                                                          (in millions)
Electrical Products . . . . . . . . . . . . . . . . . . . . . . . . . . .          $280.2               $256.1
Tools & Hardware  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            86.3                 74.8
Automotive Products . . . . . . . . . . . . . . . . . . . . . . . . . . .           135.3                110.3
                                                                                   ------               ------
                                                                                   $501.8               $441.2
                                                                                   ======               ======

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           On November 13, 1996, AlliedSignal Inc. instituted an action in the United States District Court, District of Delaware, against the Company's wholly-owned subsidiary Cooper Automotive, Inc. (now named Cooper Automotive Products, Inc.) ("Cooper Automotive") alleging infringement of a process for the manufacture of platinum tipped spark plug center electrodes. On June 11, 1998, the trial jury found Cooper Automotive liable for patent infringement and awarded AlliedSignal $39,210,409 in damages. The judge in the case has not entered a verdict or granted an injunction prohibiting the continued manufacture of platinum tipped spark plug electrodes using the accused process. Cooper Automotive has filed motions for a Judgment as a Matter of Law, or, alternatively, a new trial. Management believes that there is no infringement and that the patent is invalid and that its position is supported by the law and the evidence presented at trial. The Company intends to pursue all available legal options, including an appeal, if necessary. While it is not feasible to predict the final outcome of this matter with certainty, management is of the opinion that the ultimate disposition will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

           The annual meeting of shareholders was held on April 28, 1998 in Houston, Texas. Three proposals, as described in the Company's Proxy statement dated March 11, 1998, were voted upon at the meeting. Following is a brief description of the matters voted upon and the results of voting.

           1.   Proposal to elect four directors for three year terms expiring in 2001:

                                  Alain J.P. Belda     Harold S. Hook   Frank A. Olson    John D. Ong
                                  ----------------     --------------   --------------    -----------
                Votes For:           101,484,552         102,059,844       72,486,957     101,972,326
                Votes Withheld:        3,269,791           2,694,499       32,267,386       2,782,017

           2.   Proposal to approve the Cooper Industries, Inc. Directors' Retainer Fee Stock Plan:

                Votes For:           100,181,386
                Votes Against:         3,830,768
                Abstain:                 742,189

           3.   Proposal to approve the amendment to the Cooper Industries, Inc. Management
                Annual Incentive Plan:

                Votes For:           100,513,849
                Votes Against:         3,406,413
                Abstain:                 834,081

Item 5.    Other Information

           The deadline for submission of proposals by shareholders pursuant to Rule 14a-8 issued under the Securities Exchange Act of 1934 (the "Act") for inclusion in the proxy statement for the Company's 1999 Annual Meeting of Shareholders is November 10, 1998. Any proposals submitted other than pursuant to Rule 14a-8 of the Act must be received by the Company no later than January 25, 1999 or such proposals will be considered untimely, and the Company may confer discretionary voting with respect to such matters in its proxy for the 1999 Annual Meeting of Shareholders.

Item 6.    Exhibit and Reports on Form 8-K

           (a)  Exhibits

                27.    Financial Data Schedule

           (b)  Reports on Form 8-K

                The Company filed a report on Form 8-K dated April 3, 1998, which included a copy of a press release announcing the Company's decision to exit the Automotive business.


                The Company filed a report on Form 8-K dated April 22, 1998, which included a copy of a press release containing the Company's financial results for the quarter ended March 31, 1998.

                The Company filed a report on Form 8-K dated June 19, 1998, which included a copy of a press release announcing a downward adjustment to the Company's earnings estimate for the second quarter of 1998.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Cooper Industries, Inc.
                                         ---------------------------------------
                                                      (Registrant)


Date:    July 31, 1998                   /s/ D. Bradley McWilliams
------------------------------------     ---------------------------------------
                                         D. Bradley McWilliams
                                         Senior Vice President and
                                         Chief Financial Officer


Date:    July 31, 1998                   /s/ Terry A. Klebe
------------------------------------     ---------------------------------------
                                         Terry A. Klebe
                                         Vice President and Controller
                                          and Chief Accounting Officer

                                 Exhibit Index


Exhibit No.

    27.          Financial Data Schedule.