Form 10-Q
period 1998-09-30
COOPER INDUSTRIES INC
filed 1998-11-16
CIK 24454

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since lastreport.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes   X    No
      -----     -----

Number of shares outstanding of issuer's common stock as of November 6, 1998 was 103,456,225.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS


                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                                 ---------------------    ---------------------
                                                   1998         1997        1998         1997
                                                 ---------   ---------    ---------   ---------
                                                         (in millions, except per share data)
REVENUES ...................................     $   924.0   $   830.3    $ 2,769.3   $ 2,576.9

Cost of sales ..............................         621.8       554.4      1,863.5     1,733.7
Selling and administrative expenses ........         151.0       138.0        462.5       442.9
Goodwill amortization ......................          11.2         8.1         32.4        23.9
Nonrecurring gains .........................            --       (23.2)          --       (93.0)
Nonrecurring charges .......................            --         3.8           --        40.5
Interest expense ...........................          34.8        19.4         87.5        70.3
                                                 ---------   ---------    ---------   ---------
    Income from continuing operations before
      income taxes..........................         105.2       129.8        323.4       358.6
Income taxes ...............................          37.9        48.2        116.4       133.2
                                                 ---------   ---------    ---------   ---------
Income from continuing operations ..........          67.3        81.6        207.0       225.4

Income from discontinued operations,
    net of income taxes ....................          25.9        20.9         84.2        60.3
                                                 ---------   ---------    ---------   ---------
    NET INCOME .............................     $    93.2   $   102.5    $   291.2   $   285.7
                                                 =========   =========    =========   =========


INCOME PER COMMON SHARE:
Basic:
    Income from continuing operations ......     $    0.59   $    0.68    $    1.76   $    1.93
    Income from discontinued operations ....          0.23        0.17          .72        0.52
                                                 ---------   ---------    ---------   ---------
    Net Income .............................     $    0.82   $    0.85    $    2.48   $    2.45
                                                 =========   =========    =========   =========
Diluted:
    Income from continuing operations ......     $    0.59   $    0.67    $    1.74   $    1.87
    Income from discontinued operations ....          0.22        0.17         0.71        0.49
                                                 ---------   ---------    ---------   ---------
    Net income .............................     $    0.81   $    0.84    $    2.45   $    2.36
                                                 =========   =========    =========   =========


CASH DIVIDENDS PER COMMON SHARE ............     $    0.33   $    0.33    $    0.99   $    0.99


The accompanying notes are an integral part of these statements.

                            COOPER INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                  September 30, December 31,
                                                                      1998         1997
                                                                   ----------    ----------
                           ASSETS                                         (in millions)

Cash and cash equivalents .......................................  $     19.2    $     30.3
Receivables .....................................................       673.5         596.4
Inventories .....................................................       522.0         484.8
Other ...........................................................        75.9         106.6
                                                                   ----------    ----------
         Total current assets ...................................     1,290.6       1,218.1
                                                                   ----------    ----------
Net assets of discontinued operations ...........................     1,900.0       1,973.7
Property, plant and equipment, less accumulated depreciation ....       701.9         673.3
Intangibles, less accumulated amortization ......................     1,454.9       1,279.0
Investments in marketable equity securities .....................       243.6         274.8
Deferred income taxes and other assets ..........................       241.1          88.4
                                                                   ----------    ----------
         Total assets ...........................................  $  5,832.1    $  5,507.3
                                                                   ==========    ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt .................................................  $     97.2    $    139.0
Accounts payable ................................................       358.8         397.3
Accrued liabilities .............................................       487.9         426.8
Accrued income taxes ............................................        12.8           5.5
Current maturities of long-term debt ............................       247.1          58.3
                                                                   ----------    ----------
         Total current liabilities ..............................     1,203.8       1,026.9
                                                                   ----------    ----------
Long-term debt ..................................................     2,025.7       1,272.2
Postretirement benefits other than pensions .....................       236.3         241.9
Other long-term liabilities .....................................       200.3         282.8
                                                                   ----------    ----------
         Total liabilities ......................................     3,666.1       2,823.8
                                                                   ----------    ----------
Common stock, $5.00 par value ...................................       615.0         615.0
Capital in excess of par value ..................................       675.2         679.8
Retained earnings ...............................................     1,691.0       1,514.5
Common stock held in treasury, at cost ..........................      (832.6)       (149.7)
Unearned employee stock ownership plan compensation .............       (46.9)        (66.5)
Accumulated other non-owner changes in equity ...................        64.3          90.4
                                                                   ----------    ----------
         Total shareholders' equity .............................     2,166.0       2,683.5
                                                                   ----------    ----------
         Total liabilities and shareholders' equity .............  $  5,832.1    $  5,507.3
                                                                   ==========    ==========


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                -------------------
                                                                                  1998       1997
                                                                                --------   --------
                                                                                   (in millions)
Cash flows from operating activities:
    Net income ............................................................     $  291.2   $  285.7
    Less income from discontinued operations ..............................        (84.2)     (60.3)
                                                                                --------   --------
    Income from continuing operations .....................................        207.0      225.4

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization .........................................        101.1       92.0
    Deferred income taxes .................................................          3.0       (4.9)
    Gain on the sale of Kirsch ............................................           --      (69.8)
    Gain on exchange of DECS ..............................................           --      (23.2)
    Nonrecurring asset write-down .........................................           --       24.2
    Changes in assets and liabilities: (1)
        Receivables .......................................................        (51.8)     (63.6)
        Inventories .......................................................        (21.0)       5.4
        Accounts payable and accrued liabilities ..........................        (48.6)     (47.3)
        Accrued income taxes ..............................................          7.6       29.4
        Other assets and liabilities, net .................................         (7.0)       5.7
                                                                                --------   --------
              Net cash provided by operating activities ...................        190.3      173.3

Cash flows from investing activities:
    Cash paid for acquired businesses .....................................       (269.3)    (140.7)
    Capital expenditures ..................................................       (102.9)     (83.1)
    Cash paid for TLG, plc common stock ...................................        (42.4)        --
    Proceeds from the disposition of business .............................           --      216.0
    Proceeds from sales of property, plant and equipment ..................          5.4        4.7
                                                                                --------   --------
              Net cash used in investing activities .......................       (409.2)      (3.1)

Cash flows from financing activities:
    Proceeds from issuances of debt .......................................      1,216.5     287.2
    Repayments of debt ....................................................       (270.9)   (263.6)
    Dividends .............................................................       (115.8)   (117.7)
    Acquisition of treasury stock .........................................       (733.2)   (141.4)
    Activity under stock plans ............................................         39.9       13.2
                                                                                --------   --------
              Net cash provided by (used in) financing activities .........        136.5     (222.3)
Cash provided by discontinued operations ..................................         72.5       52.2
Effect of exchange rate changes on cash and cash equivalents ..............         (1.2)      (1.5)
                                                                                --------   --------
Decrease in cash and cash equivalents .....................................        (11.1)      (1.4)
Cash and cash equivalents, beginning of period ............................         30.3       16.1
                                                                                --------   --------
Cash and cash equivalents, end of period ..................................     $   19.2   $   14.7
                                                                                ========   ========

(1) Net of the effects of acquisitions, divestitures and translation.


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           DISCONTINUED OPERATION - AUTOMOTIVE PRODUCTS SEGMENT

         In April 1998, Cooper Industries, Inc. ("Cooper") announced that it engaged an investment banking firm to assist in the evaluation of options for exiting the automotive business. On October 9, 1998, the sale of the Automotive Products segment to Federal-Mogul Corporation was consummated with Cooper receiving $1.9 billion in proceeds. The book value of the Automotive Products segment assets less the liabilities assumed by the buyer plus costs related to the transaction resulted in a small loss before income taxes. The loss before income taxes was offset by income tax benefits derived through the sale of the common stock of the entity holding the Automotive Products segment.

         As a consequence of treating this segment as a discontinued operation, Cooper's results of operations and the related footnote information for all periods presented herein and when presented elsewhere in the future will exclude the results of the Automotive Products segment from continuing operations' revenues and other components of income and expense. The discontinued segment results prior to the measurement date are presented separately in a single caption, "Income from discontinued operations, net of income taxes". Net income remains unchanged.

         In order to facilitate an understanding of Cooper's continuing operations, Cooper has elected to restate the Consolidated Balance Sheet as of December 31, 1997, the Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 and all related footnote disclosures. The net assets of discontinued operations have been segregated into a single line, "Net assets of discontinued operations", in the Consolidated Balance Sheets. The cash flow from the discontinued operations is summarized into a single line "Cash provided by discontinued operations" in the Consolidated Statements of Cash Flows. No cash or debt has been allocated to the discontinued operations.

         Operating results from discontinued operations were as follows:

                                               Three Months Ended       Nine Months Ended
                                                 September 30,             September 30,
                                             ---------------------   -------------------------
                                               1998       1997(1)       1998        1997(1)
                                             ---------   ---------   -----------   -----------
                                                     (in millions, except per share data)
Revenues ...............................     $   473.7   $   466.6   $   1,400.8   $   1,423.8
                                             =========   =========   ===========   ===========

Income before income taxes .............     $    43.0   $    35.6   $     139.1   $     102.3
Income taxes ...........................          17.1        14.7          54.9          42.0
                                             ---------   ---------   -----------   -----------
Income from discontinued operations ....     $    25.9   $    20.9   $      84.2   $      60.3
                                             =========   =========   ===========   ===========

Diluted income per common share
    from discontinued operations .......     $    0.22   $    0.17   $      0.71   $      0.49
                                             =========   =========   ===========   ===========

(1) The three months and nine months income from discontinued operations in 1997 include $6 million after income taxes ($.05 per diluted share) and $26.9 million after income taxes ($.22 per diluted share) of nonrecurring charges, respectively. Income from discontinued operations does not include an allocation of interest expense or corporate overhead expenses.

NOTE 2.           ACCOUNTING POLICIES

         Basis of Presentation - The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1997 filed in a Form 8-K with the Securities and Exchange Commission concurrent with this filing.

         Income per Common Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. The new accounting standard required all prior periods' income per Common share to be restated based on a new computational method for average shares outstanding. Adopting the new standard had no impact on previously reported fully diluted, currently referred to as diluted, income per Common share for the quarter and nine months ended September 30, 1997. Adopting the new standard increased previously reported primary, currently referred to as basic, income per common share $.01 for the quarter and $.02 for the nine months ended September 30, 1997. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of common stock equivalents.

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

                                           Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                          -------------------    --------------------
                                            1998       1997        1998        1997
                                          -------    --------    --------    --------
                                                         (in millions)

Net income ..........................     $  93.2    $  102.5    $  291.2    $  285.7
Foreign currency translation
   gains (losses)....................          --        (3.1)       (9.4)       (5.3)
Unrealized losses on investments ....       (17.0)       (8.0)      (16.7)       (1.0)
Reclassification adjustment for
   investment gains realized
   in net income.....................          --       (14.4)         --       (14.4)
                                          -------    --------    --------    --------
Net income and other non-owner
 changes in equity...................     $  76.2    $   77.0    $  265.1    $  265.0
                                          =======    ========    ========    ========


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


NOTE 3.           ACQUISITIONS AND DIVESTITURES

         During the first nine months of 1998, the Company completed three acquisitions in its Tools & Hardware segment and two small acquisitions in its Electrical Products segment. In March 1998, the Company acquired INTOOL for a total cost of $217.5 million. INTOOL manufactures and sells pneumatic and electric assembly tools, precision-drilling equipment, fastening systems and portable and fixed mounted tools used in industrial, automotive, aerospace and energy markets and had annual revenues of approximately $117 million. The other acquisitions included two small businesses in France and Germany that extend the global product lines of the Company's Power Tools division and two small Electrical Products businesses in Mexico. The acquisitions have been accounted for as purchase transactions and the results of the acquisitions are included in the Company's consolidated income statements from the date of acquisition.

         On September 4, 1998, the Company announced an offer by the Company to acquire TLG, plc (Thorn Lighting Group) in a transaction valued at approximately $535 million. On September 28, 1998, the Company announced that its offer to acquire TLG, plc had expired and would not be extended due to a rival bid made to acquire TLG, plc for approximately $585 million. During the third quarter of 1998, the Company acquired common stock of TLG, plc for $42.4 million. The common stock was tendered to the rival bidder in October 1998. The Company will realize a gain of approximately $2 million after income taxes in the fourth quarter of 1998 from the sale of the common stock.


NOTE 4.           NONRECURRING INCOME AND EXPENSES

         On May 30, 1997, the Company completed the sale of the Kirsch window treatment division. The sale resulted in a gain before income taxes of $69.8 million. During the third quarter of 1997, the Company exchanged a portion of its DECS(sm)(Debt Exchangeable for Common Stock) for Wyman-Gordon Company ("Wyman-Gordon") common stock and realized a gain before income taxes of $23.2 million. During the second quarter of 1997, the Company incurred a charge of $36.7 million for actions management committed to during the quarter after concluding an evaluation of geographic manufacturing and distribution facilities within the Tools & Hardware segment and information systems relating to year 2000 compliance efforts. The charge included adjustments to the carrying value of assets of $24.2 million and accruals for continuing obligations for replaced systems and facility consolidations of $12.5 million. The charge, discussed in further detail below, decreased operating earnings of the Electrical Products segment by $15.9 million, the Tools & Hardware segment by $18.7 million and increased general corporate expenses by $2.1 million. In the third quarter of 1997, the Company recorded a charge of $3.8 million in the Tools & Hardware segment primarily related to severance obligations for facility consolidations committed to in the second quarter of 1997 and announced in the third quarter of 1997.

         The nonrecurring items resulted in a net gain of $21.0 million after income taxes in the second quarter of 1997 ($.17 per diluted share), a net gain of $12.0 million after income taxes in the third quarter of 1997 ($.10 per diluted share) and a net gain after income taxes for the nine months ended September 30, 1997 of $33.0 million ($.27 per diluted share).

         The Company began a consolidation of international manufacturing and distribution in the Tools & Hardware segment in the second quarter of 1997. Adjustments to the carrying value of assets and accruals, detailed above, were recorded for projects committed to by management. Severance and certain other costs are not expensed until the affected employees are notified even though management has committed to the projects. At September 30, 1998, remaining cash expenditures and anticipated additional charges related to these projects are insignificant.

         The Company also completed, during the second quarter of 1997, its initial analysis of the impact of existing system capabilities to function at the turn of the century. Three of the Company's seven divisions are implementing new enterprise systems with the remaining four divisions modifying or replacing existing software. Where possible, businesses have abandoned home-grown or highly customized applications with purchased, year 2000 compliant replacements or upgrades. In some situations, operations abandoned existing software and migrated to consolidated hardware and software that is year 2000 compliant. The Company recorded a $27.2 million charge in the second quarter of 1997 related to the adjustment in the carrying value of abandoned hardware and software. While depreciation is reduced by the effect of the write-down, depreciation of new systems, as well as expenses related to revising current software to be year 2000 compliant and implementation of new systems, are likely to exceed the reduction in depreciation in most future periods.

NOTE 5.           INVENTORIES

                                                       September 30,      December 31,
                                                           1998              1997
                                                       -------------      ------------
                                                                (in millions)

Raw materials ......................................     $  196.3           $  192.5
Work-in-process ....................................        128.6              119.2
Finished goods .....................................        269.1              246.8
Perishable tooling and supplies ....................         18.1               18.6
                                                         --------           --------
                                                            612.1              577.1
Excess of current standard cost over LIFO costs ....        (90.1)             (92.3)
                                                         --------           --------
           Net inventories .........................     $  522.0           $  484.8
                                                         ========           ========


NOTE 6.           LONG-TERM DEBT

         On October 9, 1998, the Company completed the sale of its automotive business to Federal-Mogul Corporation and received $1.9 billion in proceeds. The Company used approximately $1.4 billion of the proceeds to reduce debt and invested approximately $.5 billion in short-term investments.

         During the nine months ended September 30, 1998, the Company issued $250 million of five-year medium term notes at an average interest rate of 6.1% under an existing shelf registration statement. At September 30, 1998, all notes registered under the shelf registration statement had been issued. The issuance of additional notes will require the filing of a new registration statement.

         In December 1995, the Company issued DECS(sm) (Debt Exchangeable for Common Stock). At maturity, the DECS are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares. The DECS are a hedge of the Company's investment in Wyman-Gordon common stock and will result in the Company realizing a minimum after-tax gain of $85 million upon redemption of the remaining DECS. This unrealized gain, plus any net appreciation of the investment in Wyman-Gordon common stock offset by the appreciation attributable to the DECS, is included in shareholders' equity as an unrealized gain on investments in marketable equity securities, net of tax. During the first nine months of 1998, the market value of the Wyman-Gordon common stock exchangeable into the DECS declined. Accordingly, at September 30, 1998, the carrying value of the DECS equals the original issuance value of $189 million. The Company intends to transfer the Wyman-Gordon common stock late in the fourth quarter of 1998 to redeem the remaining outstanding DECS.


NOTE 7.           COMMON AND PREFERRED STOCK

         During the first nine months of 1998, the Company repurchased 14,131,100 shares of its Common stock at a cost of $733.2 million. The Company reissued 1,038,392 treasury shares during 1998 primarily in connection with the exercise of employee stock options and the Company's dividend reinvestment program. On November 3, 1998, the Company's Board of Directors authorized the purchase of up to $500 million in Common stock.

NOTE 8.           NET INCOME PER COMMON SHARE

Basic and diluted net income per Common share are computed based on the following information:

                                                      Three Months Ended    Nine Months Ended
                                                         September 30,         September 30,
                                                      -------------------   -------------------
                                                        1998       1997       1998       1997
                                                      --------   --------   --------   --------
                                                                     (in millions)

BASIC:

Net income ......................................     $   93.2   $  102.5   $  291.2   $  285.7
                                                      ========   ========   ========   ========

Weighted average Common shares
    Outstanding .................................        113.5      121.0      117.2      116.6
                                                      ========   ========   ========   ========

DILUTED:

Net income ......................................     $   93.2   $  102.5   $  291.2   $  285.7

Interest expense related to the
    7.05% Convertible Subordinated
    Debentures, net of tax ......................           --         --         --        5.8
                                                      --------   --------   --------   --------

Net income and effect of assumed
    Conversions..................................     $   93.2   $  102.5   $  291.2   $  291.5
                                                      ========   ========   ========   ========

Weighted average Common shares
    Outstanding .................................        113.5      121.0      117.2      116.6

Incremental shares from assumed conversions:

    Options, performance-based stock
        awards and other employee awards ........          1.2        1.5        1.6        1.4

    Additional shares assuming
        conversion of the 7.05% Convertible
        Subordinated Debentures .................           --         --         --        5.7
                                                      --------   --------   --------   --------

Weighted average Common shares and
    Common share equivalents ....................        114.7      122.5      118.8      123.7
                                                      ========   ========   ========   ========

NOTE 9.             INDUSTRY SEGMENT REVENUES

                             Three Months Ended      Nine Months Ended
                                 September 30,         September 30,
                             -------------------   -----------------------
                               1998       1997        1998        1997
                             --------   --------   ----------   ----------
                                             (in millions)
Electrical Products ....     $  724.0   $  646.4   $  2,153.9   $  1,919.8
Tools & Hardware .......        200.0      183.9        615.4        559.7
                             --------   --------   ----------   ----------
      Subtotal .........        924.0      830.3      2,769.3      2,479.5
Kirsch .................         --         --           --           97.4
                             --------   --------   ----------   ----------
      Total ............     $  924.0   $  830.3   $  2,769.3   $  2,576.9
                             ========   ========   ==========   ==========


NOTE 10.            SUMMARY OF NONCASH INVESTING AND FINANCING  ACTIVITIES

The following noncash transactions have been excluded from the Consolidated Statements of Cash Flows:

                                                                            Nine Months Ended
                                                                               September 30,
                                                                           --------------------
                                                                             1998        1997
                                                                           --------    --------
                                                                               (in millions)

Assets acquired and liabilities assumed or incurred from
  the acquisition of businesses:
        Fair value of assets acquired ................................     $  302.2    $  152.4
        Cash used to acquire businesses ..............................       (269.3)     (140.7)
                                                                           --------    --------
              Liabilities assumed or incurred ........................     $   32.9    $   11.7
                                                                           ========    ========

Conversion of 7.05% Convertible Subordinated Debentures
    for Cooper Common stock ..........................................     $     --    $  610.0

Exchange of DECS for Wyman-Gordon common stock .......................     $     --    $   33.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS:

         In April 1998, Cooper Industries, Inc. ("Cooper") announced that it engaged an investment banking firm to assist in the evaluation of options for exiting the automotive business. On October 9, 1998, the sale of the Automotive Products segment to Federal-Mogul Corporation was consummated with Cooper receiving $1.9 billion in proceeds. The book value of the Automotive Products segment assets less the liabilities assumed by the buyer plus costs related to the transaction resulted in a small loss before income taxes. The loss before income taxes was offset by income tax benefits derived through the sale of the common stock of the entity holding the Automotive Products segment.

         Operating results from discontinued operations were as follows:

                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                             --------------------   ---------------------
                                               1998      1997(1)      1998       1997(1)
                                             --------   ---------   ---------   ---------
                                                 (in millions, except per share data)
Revenues................................     $  473.7   $   466.6   $ 1,400.8   $ 1,423.8
                                             ========   =========   =========   =========
Income before income taxes..............     $   43.0   $    35.6   $   139.1   $   102.3
Income taxes ...........................         17.1        14.7        54.9        42.0
                                             --------   ---------   ---------   ---------
Income from discontinued operations ....     $   25.9   $    20.9   $    84.2   $    60.3
                                             ========   =========   =========   =========
Diluted income per common share
    from discontinued operations........     $   0.22   $    0.17   $    0.71   $    0.49
                                             ========   =========   =========   =========

(1) The three months and nine months income from discontinued operations in 1997 include $6 million after income taxes ($.05 per diluted share) and $26.9 million after income taxes ($.22 per diluted share) of nonrecurring charges, respectively. Income from discontinued operations does not include an allocation of interest expense or corporate overhead expenses.


         The discontinued Automotive Products segment revenues for the third quarter of 1998 increased 2% from the prior year period. Higher steering and suspension and worldwide original equipment sales were offset by weak domestic aftermarket demand for ignition, brake and wiper products and European aftermarket ignition products. Also, revenues were affected by the bankruptcy of a large customer in the first quarter of 1998. The customer was converted to a cash basis beginning in the first quarter of 1998, significantly reducing sales volume to this customer compared to the third quarter of 1997.

         For the first nine months of 1998, the discontinued Automotive Products segment revenues decreased 2% from the prior year period. Increased sales to worldwide original equipment manufacturers and improved steering and suspension sales were more than offset by weak domestic aftermarket demand in most product lines. The net impact of the exchange of Auto's temperature control business for the brake business of Standard Motor Products resulted in lower revenues during the period as a result of disruption in the marketplace during the transition. Also, revenues were affected by the bankruptcy of a large customer significantly reducing sales volume to this customer compared to 1997.

         Excluding 1997 nonrecurring charges, income before income taxes for the three months and nine months ended September 30, 1998 decreased approximately 5% compared to the same periods last year. The impact of an unfavorable mix of relatively less sales to the higher-margin aftermarket contributed to the decrease in earnings. Also earnings were unfavorably affected by the bankruptcy of a large customer in the first quarter and an increase in the allowance for doubtful accounts related to the customer.

         Excluding $6.0 million of nonrecurring charges in 1997, income from discontinued operations, net of tax, for the third quarter of $25.9 million was 4% below the prior year. Diluted share earnings for discontinued operations for the third quarter of $.22 was equal to the prior year, excluding $.05 per share of nonrecurring charges in 1997.

         Excluding nonrecurring charges of $26.9 million in 1997 for the first nine months, income from discontinued operations, net of tax, decreased 3% compared to the prior year period. Diluted share earnings from discontinued operations for the first nine months of 1998 of $.71 equaled the prior year share earnings, excluding $.22 per share of nonrecurring charges in the first nine months of 1997.

         The discussion that follows has been written to place primary emphasis on the results of Cooper's continuing operations.

RESULTS OF CONTINUING OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

         Comparison of the results of continuing operations for the three months ended September 30, 1998 with the three months ended September 30, 1997 requires the consideration of the following items:

     o During the third quarter of 1998, the Company substantially completed a $500 million stock repurchase program that had been authorized in August 1998. The purchases of Company Common stock under this authorization were in anticipation of receiving the proceeds from the disposition of the Automotive Products segment. The Company has purchased $733.2 million of its Common stock during 1998. The Common stock repurchases significantly increased the Company's debt level and related interest expense during the quarter. While net income is impacted by the increased interest expense, average shares were also reduced, which negated the impact on earnings per share.

     o The third quarter 1997 results from continuing operations include a gain on the exchange of a portion of the Company's DECS of $23.2 million before income taxes. The 1997 third quarter results from continuing operations also include a charge of $3.8 million before income taxes primarily related to actions management committed to in the second quarter of 1997 that could not be accrued until a later date. The aggregate of these two items increased continuing income before income taxes by $19.4 million, continuing income by $12.0 million and diluted earnings per share by $.10 for the three months ended September 30, 1997.

     o In addition to the gain and charge discussed above, the 1997 results of discontinued operations include nonrecurring charges totaling $6.0 million after income taxes or $.05 per diluted share. As a result, the 1997 net income includes $6.0 million related to nonrecurring items and diluted earnings per share includes $.05 related to nonrecurring items.

         Net income for the third quarter of 1998 was $93.2 million compared with net income of $102.5 million in 1997 (which included net nonrecurring gains of $6.0 million as discussed above). Third quarter diluted share earnings decreased 4% to $.81 from $.84 in 1997 (which included net nonrecurring gains of $.05 per share as discussed above).

         Continuing income decreased 18% to $67.3 million on revenues of $924 million compared to 1997 continuing income of $81.6 million, including $12.0 of net nonrecurring gains, on revenues of $830 million. Diluted share earnings from continuing operations decreased 12% to $.59 from $.67 in 1997. Excluding net nonrecurring gains of $.10 per share from the 1997 third quarter, continuing diluted share earnings increased 4% to $.59 from $.57.

REVENUES:

         Revenues for the third quarter of 1998 increased 11% compared to the third quarter of 1997. After excluding the effects of acquisitions, revenues were 1% above the third quarter of last year. During the third quarter of 1998, the strengthening of the U.S. dollar against most foreign currencies decreased reported revenues less than the Company has experienced in several previous quarters. The Company estimates that the impact was less than 1/2%.

         Revenues in the Electrical Products segment increased 12% from the third quarter of 1997. Excluding acquisitions, revenues were 3% ahead of 1997. Revenue growth from circuit protection and lighting products and new product introductions was offset by soft demand for hazardous duty electrical construction materials and power equipment products other than transformers. These businesses were adversely affected by the absence of large project orders, weak demand from utilities for products other than transformers, the economic conditions in Asia and increased competitive pressure in certain domestic product lines.

         Tools & Hardware segment revenues increased 9% compared to the third quarter of 1997. Adjusted for recent acquisitions, revenues were 9% below last year. Strong shipments of assembly equipment in international markets and sales of new products were offset by weakness in demand from the aerospace, industrial and electronics markets. In addition, revenues were impacted by lower exports due to the strong U.S. dollar (which reduced reported revenues for the segment by an estimated 1%) and weak economic conditions in Brazil. The implementation of new integrated business systems also negatively impacted shipments during the quarter.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:

         Income from continuing operations before income taxes decreased 19% to $105.2 million for the third quarter of 1998 compared to $129.8 million for the same period of 1997. Excluding net nonrecurring gains of $19.4 million in the third quarter of last year, 1998 income from continuing operations before income taxes decreased 5%. Increases in segment operating earnings were more than offset by the increase in interest expense. Cost of sales, as a percentage of revenues, increased five tenths of a point from the comparable 1997 quarter. An unfavorable mix of power equipment products and competitive conditions for certain electrical product lines accounted for the increase. Selling and administrative expenses, as a percentage of sales, were lower than the prior year period by three tenths of a point. This decrease in selling and administrative expenses as a percentage of revenues for 1998 was due primarily to the benefit of company-wide cost improvement actions. Interest expense increased $15.4 million over the same period of last year due to additional debt incurred to fund Common stock repurchases and acquisitions, including the expenditure of a majority of a $500 million authorized Common stock repurchase in anticipation of receiving the proceeds from the divestiture of the Automotive businesses.

         Operating earnings of the Electrical Products segment increased over the third quarter of 1997. Excluding acquisitions, operating earnings were flat compared to last year. Increased sales of circuit protection and lighting products were offset by lower sales and margins of power equipment and hazardous duty electrical construction materials due to unfavorable product mix and competitive pricing pressures.

         Excluding 1997 nonrecurring charges, the Tools & Hardware segment's third quarter operating earnings increased over the prior year. Without the impact of acquisitions, earnings declined year-to-year primarily the result of reduced sales to domestic industrial markets, unfavorable product line mix and higher manufacturing costs related to disruptions from implementing new business systems.

INCOME TAXES:

         The continuing effective tax rate for the third quarter was 36.0% compared to 37.1% for the same period of 1997. The rate reduction from 37.1% to 36.0% resulted from the Company's continuing tax planning efforts.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

         Comparison of the results of continuing operations for the nine months ended September 30, 1998 with the nine months ended September 30, 1997 requires the consideration of the following items:

     o During the third quarter of 1998, the Company substantially completed a $500 million stock repurchase program that had been authorized in August 1998. The purchases of Company Common stock under this authorization were in anticipation of receiving the proceeds from the disposition of the Automotive Products segment. The Company has purchased $733.2 million of its Common stock during 1998. The common stock repurchases significantly increased the Company's debt level and related interest expense during the quarter. While net income is impacted by the increased interest expense, average shares were also reduced, which negated the impact on earnings per share.

     o The results from continuing operations for the nine months ended September 30, 1997 include a gain on the exchange of a portion of the Company's DECS of $23.2 million before income taxes and a gain of $69.8 million before income taxes from the disposition of the Company's Kirsch window treatment business. The 1997 nine month results from continuing operations also include charges of $40.5 million before income taxes primarily related to actions management committed to during the second and third quarters of 1997 (See Note 4 of Notes to Consolidated Financial Statements). The aggregate of these items increased continuing income before income taxes by $52.5 million, continuing income by $33.0 million and diluted earnings per share by $.27 for the nine months ended September 30, 1997.

     o In addition to the gain and charges discussed above, the results of discontinued operations included nonrecurring charges of $26.9 million after income taxes or $.22 per diluted share. As a result, the 1997 net income includes a total of $6.1 million related to nonrecurring items and diluted earnings per share includes $.05 related to nonrecurring items.

         Net income for the first nine months of 1998 increased 2% to $291.2 million compared with net income of $285.7 million in 1997 (which included net nonrecurring gains of $6.1 million as discussed above). Diluted share earnings increased 4% to $2.45 from $2.36 in 1997 (which included net nonrecurring gains of $.05 as discussed above).

         Continuing income decreased 8% to $207.0 million on revenues of $2.77 billion compared with 1997 continuing net income of $225.4 million, including net nonrecurring gains of $33.0 million, on revenues of $2.58 billion. Diluted share earnings from continuing operations decreased 7% to $1.74 from $1.87 for the first nine months of 1997. Excluding net nonrecurring gains of $.27 per share recorded during the first nine months of 1997, continuing diluted share earnings increased 9% to $1.74 from $1.60 for the same period of last year.

REVENUES:

         Revenues for the first nine months of 1998 increased 8% (increased 12% excluding Kirsch revenues in 1997) compared to the first nine months of 1997. After excluding the effects of acquisitions and divestitures, revenues increased 1% from the same period of last year. Overall, the Company estimates that the strengthening of the U.S. dollar against most foreign currencies decreased reported revenues by approximately 1% from the first nine months of 1997.

         Revenues in the Electrical Products segment increased 12% from the first nine months of 1997. Excluding the impact of acquisitions, revenues increased 3% over the same period of last year. The increase was driven by strong sales of circuit protection and lighting products. Sales of newly introduced products across all of the businesses contributed to the growth in revenues. Partially offsetting this impact were shortfalls in hazardous duty construction materials and power equipment other than transformers due to the absence of large project orders, weak demand from utilities for products other than transformers and the continuing economic crisis in Asia.

         Tools & Hardware segment revenues increased 10% compared to the same period of 1997. Adjusted for recent acquisitions, revenues decreased 4% from last year. Softening demand in industrial, electronics and aerospace markets, lower exports due to the strong U.S. dollar and weak economic conditions in Brazil resulted in the decline. Absent the impact of acquisitions and unfavorable currency effects, Tools & Hardware revenues declined less than 2% when compared to the prior year.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:

         Income from continuing operations before income taxes for the first nine months of 1998 decreased 10% to $323.4 million compared to $358.6 million for the same period of 1997. Excluding net nonrecurring gains of $52.5 million recorded in the first nine months of 1997, continuing income before income taxes increased 6% over the prior year. Increases in segment operating earnings were partially offset by an increase in interest expense. Cost of sales, as a percentage of revenues, was unchanged from the prior year. Selling and administrative expenses, as a percentage of revenues, declined five tenths of a point from the 1997 level. Excluding Kirsch in 1997, which had relatively higher selling and administrative expenses, selling and administrative expenses declined one tenth of a point. The decrease in selling and administrative expenses as a percentage of sales was due to ongoing efforts to control costs across the businesses. Interest expense increased $17.2 million from the same period of last year as additional debt incurred to fund acquisitions and stock repurchases more than offset the impact of the conversion during 1997 of $610 million of the Company's 7.05% Convertible Subordinated Debentures to Cooper Common stock.

         Excluding 1997 nonrecurring charges, operating earnings of the Electrical Products segment reflected an increase compared to the first nine months of 1997 both before and after the impact of acquisitions. Excluding acquisitions and 1997 nonrecurring charges, the improvement in earnings was driven by increased shipments of circuit protection and lighting products, partially offset by slightly lower sales of hazardous duty electrical construction materials and power equipment other than transformers and unfavorable product mix.

         Excluding Kirsch and 1997 nonrecurring gains and charges, the Tools & Hardware segment's operating earnings for the first nine months of 1998 reflected a significant increase over the same prior year period. Without the impact of acquisitions, earnings were slightly above last year driven by improved operating efficiencies.

INCOME TAXES:

         The continuing effective tax rate for the first nine months was 36.0% compared to 37.1% for the same period of 1997. The rate reduction from 37.1% to 36.0% resulted from the Company's continuing tax planning efforts.

EARNINGS OUTLOOK:

         The following sets forth Cooper's general business outlook for 1998, based on current expectations, and updates the Company's earnings outlook set forth in the Company's Form 10-Q for the quarter ended June 30, 1998 to reflect the softening demand in certain industrial markets and the divestiture of the Automotive Products segment on October 9, 1998. The statements are forward looking and actual results may differ materially. The following comparative figures for 1998 include the effects of acquisitions made during 1997 and 1998, exclude 1997 nonrecurring items and reflect the Automotive Products segment, which was sold October 9, 1998, as a discontinued operation. Also, the Kirsch division is excluded from the Tools & Hardware segment.

         Both the Electrical Products and Tools & Hardware segment revenues are each expected to increase by approximately ten to fifteen percent with Electrical Products at the lower end of the range. The Company expects operating earnings for the Electrical Products segment to increase approximately five percent. Operating earnings for the Tools & Hardware segment are expected to increase approximately fifteen percent.

         The Company does not anticipate that the lower interest expense and lower average shares in the fourth quarter of 1998, resulting from the repayment of debt and the purchase of the Company's Common stock with the proceeds from the divestiture, will replace the earnings of the discontinued Automotive Products segment in the fourth quarter of 1998. In the fourth quarter of 1997, the discontinued operations earned $.20 per diluted common share.

         The above statements are forward looking, and actual results may differ materially. The above statements are based on a number of assumptions, risks and uncertainties. The primary economic assumptions include, without limitation, (1) modest growth in the domestic economy; (2) a modest improvement in European markets; (3) no further deterioration in the Far East markets or U.S. industrial markets; (4) a modest increase in construction spending worldwide; (5) no significant change in raw material costs; and (6) no significant adverse changes in the relationship of the currencies of Western European countries to the U.S. dollar. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in the Company's periodic filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES:

         On October 9, 1998, the Company completed the sale of its automotive business to Federal-Mogul Corporation and received $1.9 billion in proceeds. The Company used approximately $1.4 billion of the proceeds to reduce debt and approximately $.5 billion was invested in short-term investments.

         The Company's operating working capital (defined as receivables and inventories less accounts payable) increased $153 million during the first nine months of 1998 compared to an increase of $85 million in the first nine months of 1997. Operating working capital turnover for the year-to-date of 4.9 turns equaled the turnover in 1997 for the same period. Operating working capital, excluding acquisitions, increased primarily due to an increase in accounts receivable driven by a slowdown in domestic customer payouts and the timing of accounts payable disbursements.

         Cash flows from operating activities in the first nine months of 1998 totaled $190 million as cash generated from earnings was sufficient to offset increases in operating working capital. These funds, along with a net increase in debt of $946 million, cash received from the exercise of stock options of $40 million, and cash provided by discontinued operations of $73 million, were used to fund acquisitions of $269 million, an investment in Thorn, plc (Thorn Lighting Group) common stock of $42 million, capital expenditures of $103 million, dividends of $116 million and purchases of the Company's Common stock of $733 million. During the first nine months of 1997, cash flows from operating activities totaled $173 million. The cash flows from operating activities, proceeds from the sale of Kirsch of $216 million, $24 million of additional debt, cash received from the exercise of stock options of $13 million, and $52 million of cash provided by discontinued operations, provided funding for acquisitions of $141 million, capital expenditures of $83 million, dividends of $118 million and stock repurchases of $141 million during the first nine months of 1997.

         In connection with acquisitions accounted for as purchases, the Company records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the nine months ended September 30, 1998 and September 30, 1997 was $10.4 million and $5.9 million, respectively. There were no significant additions to these accruals during the first nine months of 1998.

         During the nine months ended September 30, 1998, the Company issued $250 million of five-year medium-term notes at an average interest rate of 6.1% under an existing shelf registration statement. At September 30, 1998, all notes registered under the shelf registration statement had been issued. The issuance of additional notes will require the filing of a new registration statement.

         The Company is reshaping its capital structure to offset the discontinued Automotive Products segment's contribution to earnings per share and to maintain a strong balance sheet that provides capacity for future growth. The Company has targeted a 35% to 45% debt-to-capitalization ratio, with excess cash being utilized to fund acquisitions or to purchase shares of the Company's Common stock. At September 30, 1998, the Company's debt-to-total capitalization ratio was 52.2% compared to 32.9% at September 30, 1997. Excluding the DECS, which are mandatorily exchangeable into shares of Wyman-Gordon common stock or, at the Company's option, into cash in lieu of shares, the Company's debt-to-total capitalization ratio was 50.2% at September 30, 1998 compared to 27.1% at September 30, 1997. On October 9, 1998, the Company received $1.9 billion in proceeds from the disposition of the Automotive Products segment and repaid approximately $1.4 billion of debt reducing the debt-to-capitalization to the lower end of the targeted range. On November 3, 1998, the Company's Board of Directors authorized the purchase of up to $500 million in Common stock. The Company anticipates, through Common stock repurchases and acquisitions, to be within the targeted range by December 31, 1998.

BACKLOG:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                September 30,
                             -------------------
                               1998       1997
                             --------   --------
                                (in millions)
Electrical Products ....     $  287.0   $  273.7
Tools & Hardware .......         83.9       71.0
                             --------   --------
                             $  370.9   $  344.7
                             ========   ========


YEAR 2000:

         The Year 2000 problem arises because many information systems and devices containing embedded technology use two digits rather than four digits to identify a year. Calculations in date-sensitive systems using two digits could result in system failures and errors that disrupt normal business operations as the year 2000 approaches.

         Early in 1997, the Company conducted an assessment of year 2000 compliance of all of its major information technology systems, non-information technology systems with date-sensitive software and embedded microprocessors and products the Company manufactured or sold to customers. The Company developed detailed plans to resolve all major issues by the end of 1998. As of September 30, 1998, the

Company estimates that it is over 75% complete with its efforts to remediate current systems or implement new systems that are year 2000 compliant. By December 31, 1998, the Company estimates that it will be 90% to 95% complete in this effort with the majority of the remaining effort related to migrating recently acquired businesses onto year 2000 compliant systems.

         The Company expects that only three of its seven divisions will be involved in any significant compliance efforts in 1999. The projects that will continue into 1999 include completing lower priority information technology systems projects and replacing systems in recently acquired business units. Efforts in 1999 will become less focused on systems projects and more focused on identifying areas of additional business risk and developing contingency plans where appropriate.

         The Company has substantially completed its efforts to detect and correct noncompliant embedded technology. The Company's assessment of the products it has delivered to customers is substantially complete.

         The Company has initiated formal communications with its key suppliers and service providers to determine the potential risk to the Company's operations if these third parties fail to solve year 2000 issues. Four of the Company's divisions have completed their assessment of suppliers and service providers. Three divisions have not yet completed their assessment of suppliers and service providers, but expect to do so by the end of 1998. If the Company determines that there is a risk to its operations because a key third party may not be year 2000 compliant, it expects to develop contingency plans to address this risk by the end of the first quarter of 1999. The extent of this risk cannot be determined with any degree of certainty due to the number of small suppliers and service providers used by the Company and the reliance of all operations on basic utility service providers.

         The Company has not significantly increased its total annual capital expenditures over historical levels as a result of the year 2000 compliance efforts, although like most companies, its investment in information technology has become a larger percentage of annual capital expenditures. The Company estimates that it will have total capital expenditures related to year 2000 compliance of approximately $75 million, and that it has incurred and will continue to incur into mid-1999 approximately $1 to $2 million each quarter in expense related to year 2000 efforts. The Company has incurred approximately 75% of the capital expenditures as of September 30, 1998. The majority of these expenditures relate to new systems installations. Although the timing of new systems installations was influenced by the year 2000 problem, the Company would have installed these systems in any event. The above costs for year 2000 compliance efforts do not include costs relating to the Company's Automotive Products segment, which was sold to Federal-Mogul Corporation on October 9, 1998 and is treated as a discontinued operation in the consolidated financial statements.

         The likely worst case scenario of the year 2000 problem for the Company is that the Company will not complete the information technology systems projects that are scheduled through 1999 on time because of a severe shortage of qualified information systems personnel, both internally and externally. The Company recognizes that completion of these projects could also be affected for other reasons that are unknown to the Company at this time. The Company believes that it is unlikely that such projects would be delayed beyond a point in time where the Company would suffer material adverse effects from noncompliance. For this reason, the Company has not developed a contingency plan for this risk. In the unlikely event that the remaining information technology systems projects are not completed before significant problems are encountered, the Company's results of operations could be adversely affected. The Company has not determined whether such adverse effect would be material.

         In addition to the internal risks specific to the Company and the risks posed by third parties that the company deals with directly, there are a number of other year 2000 risks and uncertainties that could affect the Company. These risks include utility and communication failures and governmental, economic and market responses to the year 2000 problem. While the Company continues to believe that these year 2000 matters will not have a material adverse impact on its results of operations, liquidity or financial condition, the ultimate impact on the Company of the year 2000 problem remains uncertain.

         The Company's year 2000 project capital expenditures, estimated percentage of completion and estimated completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

EURO CONVERSION:

         On January 1, 1999, the euro will become the common currency of eleven of the fifteen member states of the European Union. After the introduction of the euro, the national currencies will remain legal tender in the participating countries until mid-year 2002. During the dual currency phase, businesses must be capable of conducting commercial transactions in either the euro or the national currency. After the dual currency phase, all businesses in participating countries must conduct all transactions in the euro and must convert their financial records and reports to be euro based. The euro introduction may affect cross-border competition by creating cross-border price transparency, beginning with the dual currency phase on January 1, 1999.

         The Company estimates that less than 10% of its 1998 revenues will come from countries that will adopt the euro. The Company expects that the impact of the dual currency phase will not be material to its results of operations. The Company has assessed its information technology systems and believes that on or before January 1, 1999 they will be capable of meeting the dual currency phase requirements. The Company is assessing the risk to its business of the final phase of the euro conversion which begins during 2002, and currently is unable to determine whether the final phase of the euro conversion will have a material effect on the Company's operations. The costs of the euro dual currency phase are included with the year 2000 capital expenditures and expenses and are not significant.

                          PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  On November 13, 1996, AlliedSignal Inc. instituted an action in the United States District Court, District of Delaware, against the Company's wholly-owned subsidiary Cooper Automotive, Inc. (now named Cooper Automotive Products, Inc.) ("Cooper Automotive") alleging infringement of a process for the manufacture of platinum tipped spark plug center electrodes. On June 11, 1998, the trial jury found Cooper Automotive liable for patent infringement and awarded AlliedSignal $39,210,409 in damages. Before the judge entered a verdict, AlliedSignal and Cooper Automotive entered into a settlement agreement resolving the dispute on a mutually acceptable basis involving the grant of a license to Cooper Automotive. The settlement did not have a material adverse effect on the Company's financial position or results of operations. As noted in the Company's Form 8-K filed on October 9, 1998, the Company has completed the sale of its automotive products business (including the sale of Cooper Automotive) to Federal-Mogul.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.      Material Contracts

                                    (i)     Purchase and Sale Agreement between
                                            Cooper Industries, Inc. and
                                            Federal-Mogul Corporation dated
                                            August 17, 1998.

                                    (ii)    Form of Management Continuity
                                            Agreement dated August 4, 1998,
                                            between Cooper Industries, Inc. and
                                            key management personnel which
                                            applies if there is a change in
                                            control of the Company.

                                    (iii)   Cooper Industries, Inc. Supplemental
                                            Excess Defined Benefit Plan (August
                                            1, 1998 Restatement).

                                    (iv)    Cooper Industries Inc. Supplemental
                                            Excess Defined Contribution Plan
                                            (August 1, 1998 Restatement).

                           27.1     Financial Data Schedule

                           27.2 Restated Financial Data Schedules for the years ended December 31, 1997, 1996 and 1995.

                           27.3 Restated Financial Data Schedules for the year-to-date periods ended June 30, 1998, March 31, 1998 and September 30, 1997.

                           27.4 Restated Financial Data Schedules for the year-to-date periods ended June 30, 1997 and March 31, 1997.

                  (b)      Reports on Form 8-K

                           The Company filed a report on Form 8-K dated July 23, 1998, setting forth the Company's results of operations for the second quarter of 1998.

                           The Company filed a report on Form 8-K dated August 18, 1998, which included a copy of a press release announcing that the Company had signed an agreement to sell its automotive business to Federal-Mogul Corporation for approximately $1.9 billion.

                           The Company filed a report on Form 8-K dated
                           September 4, 1998, which included a copy of a press release announcing that the Company and TLG plc (Thorn Lighting Group) had jointly announced an agreed offer by the Company to acquire Thorn in a transaction valued at approximately $535 million.

                           The Company filed a report on Form 8-K dated
                           September 28, 1998, which included a copy of a press release announcing that its offer to acquire TLG plc (Thorn Lighting Group) for approximately $535 million has expired and will not be extended because of an offer by a rival bidder to acquire TLG plc for approximately $585 million.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Cooper Industries, Inc.
                                           ---------------------------------
                                                  (Registrant)


Date:    November 13, 1998                 /s/ D. Bradley McWilliams
-------------------------------------      ---------------------------------
                                           D. Bradley McWilliams
                                           Senior Vice President and
                                           Chief Financial Officer


Date:    November 13, 1998                 /s/ Terry A. Klebe
-------------------------------------      ---------------------------------
                                           Terry A. Klebe
                                           Vice President and Controller
                                           and Chief Accounting Officer

                                  Exhibit Index


Exhibit No.

         10.      Material Contracts

                  (i) Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998.

                  (ii) Form of Management Continuity Agreement dated August 4, 1998, between Cooper Industries, Inc. and key management personnel which applies if there is a change in control of the Company.

                  (iii) Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement).

                  (iv) Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement).


         27.1     Financial Data Schedule

         27.2 Restated Financial Data Schedules for the years ended December 31, 1997, 1996 and 1995.

         27.3 Restated Financial Data Schedules for the year-to-date periods ended June 30, 1998, March 31, 1998, September 30, 1997.

         27.4 Restated Financial Data Schedules for the year-to-date periods ended June 30, 1997 and March 31, 1997.