Form 10-K405
period 1998-12-31
COOPER INDUSTRIES INC
filed 1999-03-30
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of Each Exchange
         Title of Each Class                        on Which Registered
         -------------------                       ---------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate value of the registrant's voting stock held by non-affiliates of the registrant as of March 1, 1999 was $4,061,138,074.

         Number of shares outstanding of registrant's Common Stock as of

                           March 1, 1999 - 94,337,288


                       DOCUMENTS INCORPORATED BY REFERENCE

Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999 (Part I - Item 1, Part II - Items 6, 7, 7A and 8,
Part III - Items 10, 11 and 12 and Part IV - Item 14(a)(1))







                             Continuation of Page 1

                                    PART I


ITEM 1. BUSINESS; ITEM 2. PROPERTIES


                                     GENERAL

         The terms "Cooper" or "Company" refer to the registrant, Cooper Industries, Inc. Cooper was incorporated under the laws of the State of Ohio on January 8, 1919.

         The Company's continuing businesses operate in two business segments:
Electrical Products and Tools & Hardware. On October 9, 1998, the Company divested its Automotive Products segment for proceeds of $1.9 billion. The Automotive Products segment is reflected in the consolidated financial statements incorporated by reference herein as a discontinued operation. The discussion of the Company's business under Items 1 and 2 hereof includes only the Company's continuing operations.

         Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 19 countries and currently employs approximately 28,100 people. On December 31, 1998, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 18,070,000 square feet of space, of which approximately 84 percent was owned and 16 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. During the fourth quarter of 1998, Cooper announced its plans to shut down or downsize about a dozen facilities throughout Cooper's worldwide operations. With these adjustments, Cooper believes its facilities will be adequate and suitable for its anticipated level of operations. Certain equipment and production facilities have been financed by industrial revenue bonds issued by local government authorities and are subject to security arrangements customary in such financings.

                                                                                                Square Footage of
                                  Number and Nature of Facilities                             Plants and Facilities
                                  -------------------------------                             ---------------------
                  Number of
Segment           Employees      Manufacturing   Warehouse    Sales         Other            Owned              Leased
-------           ---------      -------------   ---------    -----         -----            -----              ------
Electrical         20,400              76            6          77            5            10,265,000          1,803,000
Products

Tools &             7,400              35            9          14            1             4,940,000            917,000
Hardware

Other                 300               -            -           -            1                     -            145,000


                   ------            ----         ----        ----         ----            ----------          ---------
Total              28,100             111           15          91            7            15,205,000          2,865,000




                                                         Manufacturing Plant Locations
                                                         -----------------------------
                                                                                             Europe
                          United                                    South       United       (Other                   Republic of
Segment                   States         Canada      Mexico        America      Kingdom     Than UK)     Australia       China
-------                   ------         ------      ------        -------      -------     --------     ---------    -----------
Electrical                  37              2          8              3            11           12           2              1
Products

Tools &                     19              -          4              3             1            7           1              -
Hardware
                          ----           ----        ---           ----         -----       ------       -----        -------
Total                       56              2         12              6            12           19           3              1

     Operations in the United States are conducted by unincorporated divisions and wholly-owned subsidiaries of the Company, organized by the two business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through the Company's two business segments. As a result of these international operations, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with these international operations compared with domestic activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers, restrictions on foreign exchange and currency fluctuations. As the U.S. dollar strengthens against foreign currencies at a rate greater than inflation in those countries, the Company may experience lower segment revenues and operating earnings. The five countries in which the Company generates the most international revenues are Canada, Germany, France, Mexico and the United Kingdom. The Company has several small joint ventures with operations in China. Investments in China are subject to greater risks related to economic and political uncertainties as compared to most countries where the Company has operations. Exhibit 21.0 contains a list of Cooper's subsidiaries.

     Data with respect to Cooper's industry segments, domestic and international operations and export sales are contained in Note 15 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-37 through A-40 of Appendix A to the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders. A discussion of acquisitions and divestitures is included in Notes 3, 7, 17 and 19 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-25 through A-28 and A-41 through A-43 of Appendix A to the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders.

     With its two business segments, Cooper serves three major markets: industrial, construction, and electrical power distribution. Markets for Cooper's products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment, hazardous duty electrical equipment, emergency lighting, lighting fixtures, fuses, nonpower hand tools, industrial power tools and chain products.

     Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 1998, approximately $50.4 million was spent for research and development activities as compared with approximately $41.8 million in 1997 and $39.4 million in 1996. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted or products are sold. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 1999. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning the Company's accruals for environmental liabilities, see
Note 7 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-27 and A-28 of Appendix A to the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders.

     Approximately 58 percent of Cooper's hourly production work force in the United States is employed in 43 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 42 percent of the hourly production employees exist with 23 bargaining units at 22 operations in the United States. Cooper also has agreements with various unions at 38 international operations. During 1998, new agreements were concluded covering hourly production employees at 10 operations in the United States. Cooper considers its employee relations to be excellent.

     Sales backlog at December 31, 1998 was approximately $385 million, all of which is for delivery during 1999, compared with backlog of approximately $324 million (excluding December 1997 acquisitions) at December 31, 1997.

     The following describes the business conducted by each of the Company's business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth on the table at the end of this Item. Information concerning market conditions, as well as information concerning revenues and operating earnings for each segment, is incorporated herein by reference to pages A-1 through A-15 of Appendix A to the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders.

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

     Demand for Electrical Products follows general economic conditions and is generally sensitive to activity in the construction market, industrial production levels and spending by utilities for replacements, expansions and efficiency improvements. The segment's product lines are marketed directly to original equipment manufacturers and utilities and to a variety of end users through major distributor chains and thousands of independent distributors.

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

     Demand for nonpowered hand tools, chain and clamp products and industrial power tools is driven by employment levels and industrial activity in major industrial countries and by consumer spending. In addition, demand for industrial power tools is influenced by automotive and aerospace production. The segment's products are sold by a company salesforce, independent distributors and retailers.

              Products, Markets and Distribution Methods by Segment



                              ELECTRICAL PRODUCTS
                           MAJOR PRODUCTS AND BRANDS*
                           -------------------------

ARKTITE plugs and receptacles.
ARROW HART wiring devices.
ATLITE indoor commercial lighting.
BLESSING, CSA, PRETRONICA and UNIVEL emergency lighting and power systems. BUSS electrical and electronic fuses.
CAM-LOK electrical connectors.
CEAG emergency lighting systems.
CHAMP and HAZARD-GARD HID and flourescent lighting.
COILTRONICS inductors and transformers.
CONDULET fittings and outlet bodies.
COOPER POWER SYSTEMS distribution transformers, power capacitors, voltage regulators, surge arresters and pole line hardware and SCADA master stations. CROUSE-HINDS and CEAG electrical construction materials and CROUSE-HINDS aviation lighting products.
EDISON and EDISON PRO relays.
ELETROMEC DIN style fuses.
FAIL-SAFE high abuse, clean room and vandal-resistant lighting fixtures. FULLEON, NUGELEC and TRANSMOULD fire detection systems.
HALO recessed and track lighting fixtures.
HOMELUX consumer fluorescent lighting.
IRIS lighting systems.
KARP, EDISON, MERCURY and B&S electrical fuses.
KEARNEY fuses, connectors, tools and switches.
KYLE distribution switchgear.
LUMIERE specification grade landscape lighting.
LUMINOX and MENVIER emergency lighting and fire detection systems.
MAGNUM terminal strips and disconnect blocks.
MCGRAW-EDISON and LUMARK indoor and outdoor lighting.
METALUX fluorescent lighting.
MOLDED PRODUCTS connectors and systems.
MWS modular wiring systems.
MYERS electrical hubs.
NOVA reclosers, sectionalizers and switches.
PORTFOLIO architectural recessed lighting.
MCGRAW-EDISON and RTE transformer components, cable accessories and fuses. SCANTRONIC and MENVIER security systems.
SURE-LITES and ATLITE exit and emergency lighting.
SURGX ESD protection devices.
THEPITT electrical outlet and switch boxes.
TRANSX transient voltage protection devices.
WESTERN POWER fiberglass.




                                TOOLS & HARDWARE
                           MAJOR PRODUCTS AND BRANDS*
                           -------------------------

AIRETOOL, ASSEMBLY SYSTEMS, BUCKEYE, CLECO, COOPER
AUTOMATION, DGD, DOLER, DOTCO, GARDNER-DENVER,
GARDOTRANS, KOTTHAUS + BUSCH, QUACKENBUSH, ROTOR
TOOL and RECOULES industrial power tools and assembly equipment.
APEX and GETA screwdriver bits, impact sockets and universal joints. CAMPBELL chain products.
CRESCENT pliers and wrenches.
DIAMOND farrier tools and horseshoes.
EREM precision cutters and tweezers.
LUFKIN measuring tapes.
MASTER POWER industrial air tools.
METRONIX servos and drive controls.
NICHOLSON files and saws.
PLUMB hammers.
STUHR finishing tools.
UTICA torque measuring and controls.
WELLER soldering equipment.
WIRE WRAP solderless connection equipment.
WISS and H.K. PORTER cutting products.
XCELITE screwdrivers and nutdrivers.

* Brand names, which appear in bold type, are registered trademarks of Cooper Industries, Inc. or its subsidiaries, except Assembly Systems, AtLite, Blessing, B&S, Condulet, Cooper Automation, CSA, Eletromec, Fail-Safe, Fulleon, Gardotrans, Geta, Iris, Karp, Kearney, Kotthaus + Busch, Lumiere, Luminox, Menvier, Mercury, Metronix, Molded Products, MWS, Myers, NOVA, Nugelec, Portfolio, Pretronica, Quackenbush, Recoules, SCADA, Scantronic, Stuhr, Thepitt, Transmould, TransX, Univel and Western Power, which are unregistered trademarks. Gardner-Denver and SurgX are registered trademarks of Gardner Denver Machinery Inc. and SurgX Corporation, respectively, and are used by Cooper Industries under license.

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

PRINCIPAL DISTRIBUTION METHODS

Products are sold through distributors for use in general construction, plant maintenance, utilities, process and energy applications, shopping centers, parking lots, sports facilities, and data processing and telecommunications systems; through distributors and direct to manufacturers for use in electronic equipment for consumer, industrial, government and military applications; and direct to original equipment manufacturers of appliances, tools, machinery and electronic equipment.


                               TOOLS AND HARDWARE

MAJOR MARKETS

Power tools are used by general industrial manufacturers, particularly durable goods producers and original equipment manufacturers, such as those in the aerospace and automobile industries. Hand tools are used in a variety of industrial, electronics, agricultural, construction and consumer applications.



PRINCIPAL DISTRIBUTION METHODS

Products are sold through distributors and agents to general industry, particularly automotive, appliance and aircraft maintenance; through distributors and wholesalers to hardware stores, home centers, lumberyards, department stores and mass merchandisers; and direct to original equipment manufacturers, home centers, specialty stores, department stores, mass merchandisers and hardware outlets.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial statements.

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

         As of March 1, 1999 there were 29,482 record holders of the Company's Common Stock.

         The high and low quarterly sales price for the past two years of the Company's Common Stock, as reported by Dow Jones & Company, Inc., are as follows:

                                                           Quarter
                                          1             2              3           4
                                   -----------     ----------     ----------  ----------
          1998          High          $60.5000       $70.3750       $58.0000    $50.9375

                        Low            47.0000        54.3125        40.4375     36.8750

          1997          High          $47.0000       $53.7500       $58.6250    $55.8750

                        Low            40.0000        41.3570        49.3750     44.5000

Annual cash dividends declared on the Company's Common Stock during 1998 and 1997 were $1.32 a share ($.33 a quarter). On February 10, 1999, the Board of Directors declared a quarterly dividend of $.33 a share, which will be paid April 1, 1999 to shareholders of record on March 1, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 1998. The selected historical financial information shown below has been derived from Cooper's audited consolidated financial statements. This information should be read in conjunction with Cooper's consolidated financial statements and notes thereto incorporated herein by reference to pages A-16 through A-44 of Appendix A to the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                                                    Years Ending December 31,
                                               -------------------------------------------------------------------
                                                  1998         1997(1)         1996         1995           1994
                                                  ----         -------         ----         ----           ----
INCOME STATEMENT DATA:                                             (in millions, except per share data)
  Revenues                                     $ 3,651.2     $ 3,415.6      $ 3,380.5     $ 3,052.1      $ 2,932.7
                                               ---------     ---------      ---------     ---------      ---------
Income from continuing operations              $   335.9     $   310.0      $   285.1     $   178.6      $   185.6
Income from discontinued operations
   (Automotive Products), net of taxes              87.1          84.6           30.3         102.0          107.2
Charge for discontinued operations
   (Petroleum and Industrial Equipment)             --            --             --          (186.6)        (312.7)
                                               ---------     ---------      ---------     ---------      ---------
     Net income (loss)                         $   423.0     $   394.6      $   315.4     $    94.0      $   (19.9)
                                               =========     =========      =========     =========      =========
INCOME PER COMMON SHARE DATA:
Basic -
  Income from continuing operations            $    2.97     $    2.64      $    2.66     $    1.60      $    1.16
  Income from discontinued operations
   (Automotive Products)                             .77           .72            .28           .92            .94
   Charge for discontinued operations
   (Petroleum and Industrial Equipment)             --            --             --           (1.67)         (2.74)
                                               ---------     ---------      ---------     ---------      ---------
     Net income (loss)                         $    3.74     $    3.36      $    2.94     $     .85      $    (.64)
                                               =========     =========      =========     =========      =========
Diluted -
   Income from continuing operations           $    2.93     $    2.57      $    2.52     $    1.60      $    1.16
                                               ---------     ---------      ---------     ---------      ---------
     Net income (loss)                         $    3.69     $    3.26      $    2.77     $     .84      $    (.64)
                                               =========     =========      =========     =========      =========
BALANCE SHEET DATA (at the end of period):
Total assets                                   $ 3,779.1     $ 5,507.3      $ 5,318.9     $ 5,461.2      $ 5,786.7
Long-term debt                                     774.5       1,272.2        1,737.7       1,865.3        1,361.9
Shareholders' equity                             1,563.6       2,683.5        1,967.2       1,787.8        2,788.5

CASH DIVIDENDS PER COMMON SHARE                $    1.32     $    1.32      $    1.32     $    1.32      $    1.32

-----------

(1) Includes the results of the Kirsch window treatment operation for the five-month period ended May 30, 1997, which was sold to Newell Co. on May 30, 1997.

----------

       In October 1998, Cooper sold its Automotive Products segment for $1.9 billion in proceeds. As a consequence of treating this segment as a discontinued operation, the financial information in the above table has been restated to exclude the results of the Automotive Products segment from income from continuing operations. The discontinued segment's results are presented separately in the caption, "Income from discontinued operations (Automotive Products), net of taxes." In 1995, Cooper divested the remaining businesses comprising its former Petroleum and Industrial Equipment segment through an exchange offer with shareholders for common stock of Cooper Cameron Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Incorporated by reference to pages A-1 through A-15 of Appendix A to the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Incorporated by reference to "Interest Rate and Foreign Currency Risk" on pages A-13 through A-15 of Appendix A to the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Incorporated by reference to pages A-16 through A-44 of Appendix A to the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated by reference to pages 4 through 10 of the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

       Incorporated by reference to pages 14 through 25 of the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Incorporated by reference to pages 3 and 11 of the Cooper Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.    Financial Statements and Other Financial Data (incorporated by reference to the pages shown below in Appendix A to the Cooper
             Proxy Statement for the 1999 Annual Meeting of Shareholders).

                                                                                    Page No.
                                                                                    --------
             Report of Management...................................................  A-16

             Report of Independent Auditors.........................................  A-17

             Consolidated Income Statements for each of
             the three years in the period ended
             December 31, 1998......................................................  A-18

             Consolidated Balance Sheets as of
             December 31, 1998 and 1997.............................................  A-19

             Consolidated Statements of Cash Flows for each
             of the three years in the period ended
             December 31, 1998......................................................  A-20

             Consolidated Statements of Shareholders' Equity
             for each of the three years in the period ended
             December 31, 1998......................................................  A-21

             Notes to Consolidated Financial Statements.............................  A-22
                                                                                    through
                                                                                      A-44


             Financial information with respect to subsidiaries not consolidated and 50 percent or less owned entities accounted for by the equity method has not been included because in the aggregate such subsidiaries and investments do not constitute a significant subsidiary.

       2.    Financial Statement Schedules

             Financial statement schedules are not included in this Form 10-K Annual Report because they are not applicable or the required information is shown in the financial statements or notes thereto.

       3.    Exhibits

             3.1 Twenty-Seventh Amended Articles of Incorporation of Cooper Industries, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K dated August 5,
                      1997).

             3.2 Code of Regulations (By-Laws), as amended, of Cooper Industries, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended December 31, 1997).

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

             10.1 1989 Director Stock Option Plan (incorporated herein by reference to Exhibit 28.1 to Registration Statement No. 2-33-29302).

             10.2 Cooper Industries, Inc. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended December 31, 1997).

             10.3 Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 1997).

             10.4 Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31,
                      1997).

             10.5 Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) of the Company's Form 10-Q for the quarter ended September 30, 1998).

             10.6 Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) of the Company's Form 10-Q for the quarter ended September 30,
                      1998).

             10.7 Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1997).

             10.8 Crouse-Hinds Company Officers' Disability and Supplemental Pension Plan (incorporated by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended December 31,
                      1997).

             10.9 Cooper Industries, Inc. 1986 Stock Option Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1997).

             10.10 Form of Incentive Stock Option Agreement for Cooper Industries, Inc. 1986 Stock Option Plan (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the year ended December 31, 1997).

             10.11 Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. 1986 Stock Option Plan (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1997).

             10.12 Cooper Industries, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit I to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 30, 1996.)

             10.13 Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1997).

             10.14 Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 1997).

             10.15 Form of Cooper Industries, Inc. Executive Stock Incentive Agreement (incorporated herein by reference to Exhibit
                      10.12 of the Company's Form 10-K for the year ended December 31, 1995).

             10.16 Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (incorporated herein by reference to Exhibit 4.3 of Registration Statement No. 333-51441).

             10.17 Cooper Industries, Inc. Directors' Stock Plan (incorporated herein by reference to Exhibit III to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 30, 1996).

             10.18 Form of Directors' Nonqualified Stock Option Agreement for Directors' Stock Plan (incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended December 31, 1997).

             10.19 Cooper Industries, Inc. Directors' Retainer Fee Stock Plan (incorporated herein by referenced to Exhibit 4.3 of Registration Statement No. 333-51439).

             10.20 Form of Management Continuity Agreement between Cooper Industries, Inc. and key management personnel which applies if there is a Change of the Control of the Company (incorporated herein by reference to Exhibit 10(ii) of the Company's Form 10-Q for the quarter ended September 30,
                      1998).

             10.21 Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of the Company's Form 10-Q for the quarter ended September 30,
                      1998).

             12.0 Computation of Ratios of Earnings to Fixed Charges for the Calendar years 1994 through 1998.

             13.0 Text of Appendix A to Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999.

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

(b) Reports on Form 8-K. During the last quarter of 1998, the Company filed the following reports on Form 8-K:

             (i) dated October 9, 1998, which included a copy of a press release announcing the sale of the Company's Automotive Products segment to Federal-Mogul Corporation;

             (ii) dated October 22, 1998, which included a copy of a press release containing the Company's financial results for the quarter ended September 30, 1998;

             (iii) dated November 13, 1998, which contained the Company's 1997 financial statements restated to reflect the Automotive Products segment as a discontinued operation; and

             (iv) dated December 28, 1998, which contained a copy of a press release announcing that the Company would be implementing cost cutting measures to improve its long-term competitive position and that the Company had elected to deliver 14,000,000 shares of Wyman-Gordon Company Common Stock upon the mandatory exchange of the outstanding $189 million principal amount of its three-year 6% Exchangeable Notes ("DECS").

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COOPER INDUSTRIES, INC.


Date:      March 30, 1999                     By: /s/ H. JOHN RILEY, JR.
      ------------------------                   -----------------------------
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


  Signature                                    Title                           Date
  ---------                                    -----                           ----
/s/ H. JOHN RILEY, JR.              Chairman, President and Chief          March 30, 1999
-------------------------------     Executive Officer (Principal
(H. John Riley, Jr.)                Executive Officer and Director)

/s/ D. BRADLEY MCWILLIAMS
------------------------------      Senior Vice President and              March 30, 1999
(D. Bradley McWilliams)             Chief  Financial Officer

/s/ TERRY A. KLEBE
------------------------------      Vice President and Controller          March 30, 1999
(Terry A. Klebe)                    (Principal Accounting Officer)


*ALAIN J. P. BELDA                  Director                               March 30, 1999
------------------------------
(Alain J.P. Belda)


*LINDA A. HILL                      Director                               March 30, 1999
------------------------------
(Linda A. Hill)


*HAROLD S. HOOK                     Director                               March 30, 1999
------------------------------
(Harold S. Hook)


*CONSTANTINE S. NICANDROS           Director                               March 30, 1999
------------------------------
(Constantine S. Nicandros)


*JOHN D. ONG                        Director                               March 30, 1999
------------------------------
(John D. Ong)


*SIR RALPH H. ROBINS                Director                               March 30, 1999
------------------------------
(Sir Ralph H. Robins)


*DAN F. SMITH                       Director                               March 30, 1999
------------------------------
(Dan F. Smith)


*JAMES R. WILSON                    Director                               March 30, 1999
------------------------------
(James R. Wilson)


* By  /s/ DIANE K. SCHUMACHER
     -----------------------------------------
     (Diane K. Schumacher, as Attorney-In-Fact
     for each of the persons indicated)

                             Cooper Industries, Inc.

                         1998 Annual Report on Form 10-K

                              Cross Reference Sheet

                                                                                            Page Reference
                                                               Page Reference               in Incorporated
Item No. and Description in Form 10-K                          in 10-K                      Proxy Statement
-------------------------------------                          --------------               ---------------
Item 1.      Business                                          2 through 8                  A-1 through A-15
                                                                                            A-25 through A-28
                                                                                            A-37 through A-41

Item 2.      Properties                                        2 through 8                          -

Item 3.      Legal Proceedings                                 9                                    -

Item 4.      Submission of Matters to a Vote of Security       9                                    -
             Holders

Item 5.      Market for Registrant's Common Equity and         9                                    -
             Related Stockholder Matters

Item 6.      Selected Financial Data                          10                            A-16 through A-44

Item 7.      Management's Discussion and Analysis of          11                            A-1 through A-15
             Financial Condition and Results of
             Operations

Item 7A.     Quantitative and Qualitative Disclosures         11                            A-13 through A-15
             About Market Risk

Item 8.      Financial Statements and Supplementary Data      11                            A-16 through A-44

Item 9.      Changes in and Disagreements with                11                                    -
             Accountants on Accounting and Financial
             Disclosure

Item 10.     Directors and Executive Officers of the          11                            4 through 10
             Registrant

Item 11.     Executive Compensation                           11                            14 through 25

Item 12.     Security Ownership of Certain Beneficial         11                                 3, 11
             Owners and Management

Item 13.     Certain Relationships and Related                11                                    -
             Transactions

Item 14.     Exhibits, Financial Statement Schedules,         12 through  15                A-16 through A-44
             and Reports on Form
             8-K

                               INDEX TO EXHIBITS


         EXHIBIT
         NO.          DESCRIPTION
         ---------    -----------
             3.1      Twenty-Seventh Amended Articles of Incorporation of Cooper
                      Industries, Inc. (incorporated herein by reference to
                      Exhibit 3.1 of the Company's Form 8-K dated August 5,
                      1997).

             3.2      Code of Regulations (By-Laws), as amended, of Cooper
                      Industries, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended
                      December 31, 1997).

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

             10.1 1989 Director Stock Option Plan (incorporated herein by reference to Exhibit 28.1 to Registration Statement No.
                      2-33-29302).

             10.2     Cooper Industries, Inc. Directors Deferred Compensation
                      Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended December 31, 1997).

             10.3     Cooper Industries, Inc. Directors Retirement Plan
                      (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 1997).

             10.4     Cooper Industries, Inc. Executive Restricted Stock
                      Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31,
                      1997).

             10.5     Cooper Industries, Inc. Supplemental Excess Defined
                      Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) of the Company's Form 10-Q for the quarter ended September 30, 1998).

             10.6     Cooper Industries, Inc. Supplemental Excess Defined
                      Contribution Plan (August 1, 1998 Restatement)
                      (incorporated by reference to Exhibit 10(iv) of the Company's Form 10-Q for the quarter ended September 30,
                      1998).

             10.7     Management Incentive Compensation Deferral Plan
                      (incorporated by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1997).

             10.8     Crouse-Hinds Company Officers' Disability and Supplemental
                      Pension Plan (incorporated by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended December 31,
                      1997).

             10.9     Cooper Industries, Inc. 1986 Stock Option Plan
                      (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1997).


             10.10    Form of Incentive Stock Option Agreement for Cooper
                      Industries, Inc. 1986 Stock Option Plan (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the year ended December 31, 1997).

             10.11    Form of Nonqualified Stock Option Agreement for Cooper
                      Industries, Inc. 1986 Stock Option Plan (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1997).

             10.12 Cooper Industries, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit I to the Company's Proxy
                      Statement for the Annual Meeting of Shareholders held
                      April 30, 1996.)

             10.13    Form of Incentive Stock Option Agreement for Cooper
                      Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1997).

             10.14    Form of Nonqualified Stock Option Agreement for Cooper
                      Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 1997).

             10.15    Form of Cooper Industries, Inc. Executive Stock Incentive
                      Agreement (incorporated herein by reference to Exhibit
                      10.12 of the Company's Form 10-K for the year ended
                      December 31, 1995).

             10.16    Cooper Industries, Inc. Amended and Restated Management
                      Annual Incentive Plan (incorporated herein by reference to Exhibit 4.3 of Registration Statement No. 333-51441).

             10.17    Cooper Industries, Inc. Directors' Stock Plan
                      (incorporated herein by reference to Exhibit III to the Company's Proxy Statement for the Annual Meeting of
                      Shareholders held April 30, 1996).

             10.18    Form of Directors' Nonqualified Stock Option Agreement for
                      Directors' Stock Plan (incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended December 31, 1997).

             10.19    Cooper Industries, Inc. Directors' Retainer Fee Stock Plan
                      (incorporated herein by referenced to Exhibit 4.3 of Registration Statement No. 333-51439).

             10.20    Form of Management Continuity Agreement between Cooper
                      Industries, Inc. and key management personnel which applies if there is a Change of the Control of the Company
                      (incorporated herein by reference to Exhibit 10(ii) of the Company's Form 10-Q for the quarter ended September 30,
                      1998).


             10.21    Purchase and Sale Agreement between Cooper Industries,
                      Inc. and Federal-Mogul Corporation dated August 17, 1998
                      (incorporated herein by reference to Exhibit 10(i) of the Company's Form 10-Q for the quarter ended September 30,
                      1998).

             12.0     Computation of Ratios of Earnings to Fixed Charges for the
                      Calendar years 1994 through 1998.

             13.0     Text of Appendix A to Cooper Industries, Inc. Proxy
                      Statement for the Annual Meeting of Shareholders to be held April 27, 1999.

             21.0     List of Cooper Industries, Inc. Subsidiaries.

             23.0     Consent of Ernst & Young LLP.

             24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.

             27.1     Financial Data Schedule