Form 10-Q
period 1999-03-31
COOPER INDUSTRIES INC
filed 1999-05-13
CIK 24454

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------   ------------

Commission File Number                       1-1175
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

   Yes [X]   No [ ]

Number of shares outstanding of issuer's common stock as of April 30, 1999 was 94,400,880.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                                  Three Months Ended
                                                                       March 31,
                                                                 ---------------------
                                                                   1999         1998
                                                                 --------     --------
                                                             (in millions, where applicable)
Revenues ....................................................     $ 924.7     $ 894.1
Cost of sales ...............................................       622.0       601.9
Selling and administrative expenses .........................       156.3       154.8
Goodwill amortization .......................................        11.3        10.1
Nonrecurring charges ........................................         3.7          --
Interest expense ............................................        13.2        25.3
                                                                  -------     -------
    Income from continuing operations before income taxes ...       118.2       102.0
Income taxes ................................................        42.6        36.7
                                                                  -------     -------
Income from continuing operations ...........................        75.6        65.3
Income from discontinued operations, net of income taxes ....          --        26.7
                                                                  -------     -------
    Net income ..............................................     $  75.6     $  92.0
                                                                  =======     =======
Income per Common Share:
Basic:
    Income from continuing operations .......................     $   .80     $   .55
    Income from discontinued operations .....................          --         .22
                                                                  -------     -------
    Net income ..............................................     $   .80     $   .77
                                                                  =======     =======

Diluted:
    Income from continuing operations .......................     $   .80     $   .54
    Income from discontinued operations .....................          --         .22
                                                                  -------     -------
    Net income ..............................................     $   .80     $   .76
                                                                  =======     =======
Cash dividends per Common Share .............................     $   .33     $   .33
                                                                  =======     =======



The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,
                                                                       1999          1998
                                                                     ---------     ------------
                                  ASSETS                                   (in millions)
Cash and cash equivalents ......................................     $   14.7      $   20.4
Receivables ....................................................        668.9         626.4
Inventories ....................................................        552.0         533.3
Deferred income taxes and other current assets .................        205.4         237.2
                                                                     --------      --------
         Total current assets ..................................      1,441.0       1,417.3
                                                                     --------      --------
Property, plant and equipment, less accumulated depreciation ...        700.8         710.5
Intangibles, less accumulated amortization .....................      1,453.9       1,478.0
Deferred income taxes and other noncurrent assets ..............        179.8         173.3
                                                                     --------      --------
         Total assets ..........................................     $3,775.5      $3,779.1
                                                                     ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt ................................................     $  168.1      $  118.1
Accounts payable ...............................................        346.0         378.7
Accrued liabilities ............................................        471.0         467.6
Accrued income taxes ...........................................          8.2            --
Current maturities of long-term debt ...........................          4.8           6.3
                                                                     --------      --------
         Total current liabilities .............................        998.1         970.7
                                                                     --------      --------
Long-term debt .................................................        723.8         774.5
Postretirement benefits other than pensions ....................        234.4         237.3
Other long-term liabilities ....................................        227.3         233.0
                                                                     --------      --------
         Total liabilities .....................................      2,183.6       2,215.5
                                                                     --------      --------
Common stock, $5.00 par value ..................................        615.0         615.0
Capital in excess of par value .................................        671.9         674.0
Retained earnings ..............................................      1,834.7       1,790.0
Common stock held in treasury, at cost .........................     (1,439.4)     (1,444.8)
Unearned employee stock ownership plan compensation ............        (34.4)        (40.6)
Accumulated other non-owner changes in equity ..................        (55.9)        (30.0)
                                                                     --------      --------
         Total shareholders' equity ............................      1,591.9       1,563.6
                                                                     --------      --------
         Total liabilities and shareholders' equity ............     $3,775.5      $3,779.1
                                                                     ========      ========






The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                      1999         1998
                                                                     -------      -------
                                                                         (in millions)
Cash flows from operating activities:
    Net income .................................................     $  75.6      $  92.0
    Less income from discontinued operations ...................          --        (26.7)
                                                                     -------      -------
    Income from continuing operations ..........................        75.6         65.3

Adjustments to reconcile to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..............................        35.9         31.7
    Deferred income taxes ......................................        10.5          3.1
    Changes in assets and liabilities: (1)
        Receivables ............................................       (50.5)       (25.6)
        Inventories ............................................       (28.5)       (17.2)
        Accounts payable and accrued liabilities ...............       (15.1)       (52.7)
        Accrued income taxes ...................................         8.2           --
        Other assets and liabilities, net ......................        (4.3)       (36.5)
                                                                     -------      -------
         Net cash provided by (used in) operating activities ...        31.8        (31.9)

Cash flows from investing activities:
    Cash paid for acquired businesses ..........................          --       (231.3)
    Capital expenditures .......................................       (35.7)       (30.0)
    Proceeds from disposition of business ......................        29.1           --
    Proceeds from sales of property, plant and equipment .......         2.8          0.7
                                                                     -------      -------
         Net cash used in investing activities .................        (3.8)      (260.6)

Cash flows from financing activities:
    Proceeds from issuances of debt ............................          --        287.9
    Repayments of debt .........................................        (3.9)       (22.7)
    Dividends ..................................................       (31.1)       (39.8)
    Acquisition of treasury shares .............................          --         (2.4)
    Activity under employee stock plans ........................         2.3         24.1
                                                                     -------      -------
         Net cash provided by (used in) financing activities ...       (32.7)       247.1
Cash provided by discontinued operations .......................          --         31.5
Effect of exchange rate changes on cash and cash equivalents ...        (1.0)        (1.0)
                                                                     -------      -------
Decrease in cash and cash equivalents ..........................        (5.7)       (14.9)
Cash and cash equivalents, beginning of period .................        20.4         30.3
                                                                     -------      -------

Cash and cash equivalents, end of period .......................     $  14.7      $  15.4
                                                                     =======      =======

(1) Net of the effects of acquisitions, divestitures and translation.


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ACCOUNTING POLICIES

     Basis of Presentation - The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1998 included as Appendix A to Cooper's Proxy Statement dated March 10, 1999.

     Derivative Financial Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. Cooper is currently evaluating the effects of the new standard. Cooper does not anticipate that the new standard will have an impact on net income. However, the new standard requirement to mark to market certain of Cooper's financial instruments utilized to hedge currency and commodity price risks will result in fluctuations in the fair value being included in shareholders' equity, net of tax. Due to Cooper's policies regarding financial instruments, it is not likely that the adoption of the new standard will have a significant effect on Cooper's Consolidated Balance Sheets.


NOTE 2. NONRECURRING CHARGES

     During the fourth quarter of 1998, Cooper announced a voluntary and involuntary severance program and committed to consolidate several facilities. While both the voluntary and involuntary severance programs were announced in 1998, the amount that could be accrued in 1998 was limited to severance relating to personnel actually severed in the fourth quarter and the severance provided by Cooper's written formal policies. During the first quarter of 1999, Cooper completed the voluntary program and accrued an additional $5.8 million primarily representing the voluntary severance program premium over the severance provided under Cooper's established policies. Cooper also accrued $1.5 million related to severance and other costs for facility closures announced during the quarter. The additional accruals during the first quarter of 1999 totalled $7.3 million. In addition, during the first quarter of 1999, Cooper reduced legal accruals by $2.8 million related to the favorable settlement of certain litigation concerning lead in mini-blinds and reassessment of the required reserve. Cooper also reached agreement and received $.8 million under an insurance policy related to the unsuccessful offer to acquire TLG, plc in 1998. Since the original charge related to the litigation was included as a nonrecurring item in the Tools & Hardware segment and the costs related to TLG, plc were reflected as a nonrecurring corporate item, the reversal of the accrual and the reimbursement of the expenses were reflected as nonrecurring items. The net nonrecurring items for the first quarter of 1999 resulted in a $3.7 million charge before income taxes and resulted in an after tax charge of $2.4 million ($.02 per diluted common share). See Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 3. ACQUISITIONS

     During the first quarter of 1998, Cooper completed three acquisitions in its Tools & Hardware segment and one small acquisition in its Electrical Products segment. In March 1998, Cooper acquired Intool for a total cost of $217.5 million. Intool manufactures and sells pneumatic and electric assembly tools, precision-drilling equipment, fastening systems and portable and fixed mounted tools used in industrial, automotive, aerospace and energy markets. The other three acquisitions consisted of two small businesses in France and Germany that extended the global product lines of Cooper's Power Tools division and a small Electrical Products switch business in Mexico. The acquisitions have been accounted for as purchase transactions and the results of the acquisitions are included in Cooper's consolidated income statements from the date of acquisition.


NOTE 4. INVENTORIES

                                                        March 31,   December 31,
                                                          1999         1998
                                                        --------    ------------
                                                             (in millions)
Raw materials ......................................     $ 205.9      $ 213.4
Work-in-process ....................................       127.1        114.7
Finished goods .....................................       284.6        275.6
Perishable tooling and supplies ....................        21.2         21.0
                                                         -------      -------
                                                           638.8        624.7
Excess of current standard costs over LIFO costs ...       (86.8)       (91.4)
                                                         -------      -------
         Net inventories ...........................     $ 552.0      $ 533.3
                                                         =======      =======



NOTE 5. LONG-TERM DEBT

     At March 31, 1999, commercial paper and bank loans totaling $50 million were reclassified to long-term debt, reflecting Cooper's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

NOTE 6. SEGMENT INFORMATION

                                                               Revenues            Operating Earnings
                                                          -------------------     --------------------
                                                          Three Months Ended      Three Months Ended
                                                               March 31,                March 31,
                                                          -------------------     --------------------
                                                           1999        1998        1999         1998
                                                          -------     -------     -------      -------
                                                                          (in millions)
Electrical Products .................................     $ 728.5     $ 706.0     $ 121.4      $ 116.6
Tools & Hardware ....................................       196.2       188.1        23.3         25.2
                                                          -------     -------     -------      -------
         Total management reporting .................     $ 924.7     $ 894.1       144.7        141.8
                                                          =======     =======
Segment nonrecurring and unusual items:
         Electrical Products ........................                                 3.0           --
         Tools & Hardware ...........................                                 1.5           --
                                                                                  -------      -------
                                                                                      4.5           --
Net segment operating earnings:
         Electrical Products ........................                               118.4        116.6
         Tools & Hardware ...........................                                21.8         25.2
                                                                                  -------      -------
                                                                                    140.2        141.8
General corporate expenses ..........................                                 9.6         14.5
General corporate nonrecurring items ................                                (0.8)          --
Interest expense ....................................                                13.2         25.3
                                                                                  -------      -------
Consolidated income from continuing
         operations before income taxes .............                             $ 118.2      $ 102.0
                                                                                  =======      =======


NOTE 7. NET INCOME PER COMMON SHARE

                                                                 Basic                  Diluted
                                                          -------------------     --------------------
                                                          Three Months Ended       Three Months Ended
                                                               March 31,               March 31,
                                                          -------------------     --------------------
                                                           1999        1998         1999        1998
                                                          -------     -------     -------     --------
                                                                         (in millions)
Income from continuing operations ...................     $  75.6     $  65.3     $  75.6      $  65.3
Income from discontinued operations .................          --        26.7          --         26.7
                                                          -------     -------     -------      -------
Net income applicable to Common stock ...............     $  75.6     $  92.0     $  75.6      $  92.0
                                                          =======     =======     =======      =======
Weighted average Common shares outstanding ..........        94.0       119.7        94.0        119.7
                                                          =======     =======
Incremental shares from assumed conversions:

         Options, performance-based stock
            awards and other employee awards ........                                 0.7          1.5
                                                                                  -------      -------
Weighted average Common shares
         and Common share equivalents ...............                                94.7        121.2
                                                                                  =======      =======

NOTE 8. DISCONTINUED OPERATION

     On October 9, 1998, Cooper completed the sale of the Automotive Products segment for cash proceeds of $1.9 billion. During the first quarter of 1999, Cooper received an additional $29.1 million as reimbursement of Cooper's funding of international automotive operations prior to the separation from Cooper.

     Cooper's results of operations and the related footnote information for the three months ended March 31, 1998 exclude the results of the Automotive Products segment from continuing operations' revenues and other components of income and expense. The discontinued segment's results are presented separately in a single caption, "Income from discontinued operations, net of income taxes". Revenues from the discontinued Automotive Products segment were $449 million for the three months ended March 31, 1998. Income from the discontinued Automotive Products segment was $26.7 million (net of $17.2 million of income taxes) for the three months ended March 31, 1998.

     The Consolidated Statements of Cash Flows for the three months ended March 31, 1998 has been restated to reflect the Automotive Products segment as a discontinued operation. The cash flows from discontinued operations have been summarized into a single line "Cash provided by discontinued operations" in the Consolidated Statements of Cash Flows. No cash or debt has been allocated to the discontinued operations.


NOTE 9. NET INCOME AND OTHER NON-OWNER CHANGES IN EQUITY

     During the three months ended March 31, 1999 and 1998, net income and other non-owner changes in equity were $49.7 million and $90.0 million, respectively. The components of net income and other non-owner changes in equity, net of related taxes, were as follows:

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                          1999         1998
                                                         -------      -------
                                                            (in millions)
Income from continuing operations ..................     $  75.6      $  65.3
Income from discontinued operations ................          --         26.7
                                                         -------      -------
Net income .........................................        75.6         92.0
Foreign currency translation losses ................       (25.9)        (6.1)
Unrealized gains on investments ....................          --          4.1
                                                         -------      -------
Net income and other non-owner changes in equity ...     $  49.7      $  90.0
                                                         =======      =======

NOTE 10. SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

     The following noncash transactions have been excluded from the Consolidated Statements of Cash Flows during the three months ended March 31, 1998 (in millions):


    Assets acquired and liabilities assumed or
      incurred from the acquisition of businesses:
    Fair value of assets acquired ..................                  $255.5
    Cash used to acquire businesses ................                  (231.3)
                                                                      ------
         Liabilities assumed or incurred ...........                  $ 24.2
                                                                      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

DISCONTINUED OPERATION

     The Consolidated Income Statement and the Consolidated Statement of Cash Flows for the three months ended March 31, 1998 and the related footnotes have been restated to reflect Cooper's Automotive Products segment as a discontinued operation. The Automotive Products segment was sold on October 9, 1998. The discontinued segment's results are presented separately in a single caption, "Income from discontinued operations, net of income taxes." The cash flows from discontinued operations are summarized into a single line "Cash provided by discontinued operations" in the Consolidated Statements of Cash Flows. No debt was allocated to the discontinued operations and the income from discontinued operations does not include an allocation of Cooper's interest expense. See Note 8 of the Notes to Consolidated Financial Statements regarding the financial results of the discontinued operation during the first quarter of 1998.

IMPACT OF AUTOMOTIVE PRODUCTS SEGMENT DIVESTITURE

     The Automotive Products segment represented approximately 25% of Cooper's total annual segment operating earnings (excluding nonrecurring items) before the restatement to reclassify the segment as a discontinued operation. The proceeds from the sale of $1.9 billion were utilized to purchase 21.2 million shares of Cooper Common stock at a cost of $1.0 billion and to repay $900 million of debt. The mix of debt repayment and Common stock purchases was designed to approximately replace the loss of the Automotive Products segment earnings per share through lower interest expense and lower average shares and resulted in a debt to total capitalization ratio at the lower end of Cooper's targeted range.

     As a result of the use of the proceeds to repay debt and purchase shares of Cooper Common stock, income from continuing operations and net income for the three months ended March 31, 1999 and 1998 are not comparable. Cooper estimates that the Automotive Products segment earnings per share of $.22 for the period ended March 31, 1998 was approximately replaced by the effects of the utilization of the proceeds and lower corporate expenses resulting from the divestiture in the three month period ended March 31, 1999.

NONRECURRING INCOME AND EXPENSES

     During the fourth quarter of 1998, Cooper announced a voluntary and involuntary severance program and committed to consolidate several facilities. While both the voluntary and involuntary severance programs were announced in 1998, the amount that could be accrued in 1998 was limited to severance relating to personnel actually severed in the fourth quarter and the severance provided by Cooper's written formal policies. During the first quarter of 1999, Cooper completed the voluntary program and accrued an additional $5.8 million primarily representing the voluntary severance program premium over the severance provided under Cooper's established policies. Cooper also accrued $1.5 million related to severance and other costs for facility closures announced during the quarter. The additional accruals during the first quarter of 1999 totalled $7.3 million. In addition, during the first quarter of 1999, Cooper reduced legal accruals by $2.8 million related to the favorable settlement of certain litigation concerning lead in mini-blinds and reassessment of the required reserve. Cooper also reached agreement and received $.8 million under an insurance policy related to the unsuccessful offer to acquire TLG, plc in 1998. Since the original charge related to the litigation was included as a nonrecurring item in the Tools & Hardware segment and the costs related to TLG, plc were reflected as a nonrecurring corporate item, the reversal of the accrual and the reimbursement of the expenses were reflected as nonrecurring items. The net nonrecurring items for the first quarter of 1999 resulted in a $3.7 million charge before income taxes and resulted in an after tax charge of $2.4 million ($.02 per diluted common share).

     The following table reflects the activity during the first quarter of 1999 related to the fourth quarter of 1998 employee reduction and facility consolidation plan.

                                                                     No. of        Accrued       Facility
                                                                    Employees     Severance    Consolidation
                                                                    ---------     ---------    -------------
Balance at December 31, 1998 ................................         1,635         $25.4         $ 7.8
Voluntary Severance Program premium over normal severance ...            --           5.8            --
Facility closings announced .................................           249           1.2            .3
Employees terminated ........................................          (283)           --            --
Cash expenditures ...........................................            --          (2.8)         (1.6)
                                                                     ------         -----         -----
Balance March 31, 1999 ......................................         1,601         $29.6         $ 6.5
                                                                     ======         =====         =====


     Cooper anticipates incurring in excess of $18 million during the remainder of 1999 related to severance costs, facility exit costs and disruptions to operations that could not be accrued as of March 31, 1999. A majority of the $18 million relates to operating inefficiencies, training, personnel and inventory relocation costs which are required to be expensed as incurred. These costs are spread throughout the remainder of the year and are anticipated to be less than the savings from the anticipated cost reductions. Cooper anticipates that most of the accrued severance and facility consolidation accruals will be ratably expended over the remainder of 1999 as severed employees are paid, additional employees are severed and facility consolidations completed.


RESULTS OF CONTINUING OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

     Income from continuing operations for the first quarter of 1999 was $75.6 million on revenues of $924.7 million compared with 1998 first quarter income from continuing operations of $65.3 million on revenues of $894.1 million. Net income declined to $75.6 million in the first quarter of 1999 from $92.0 million in 1998 due to the absence of the discontinued Automotive Products segment earnings. First quarter diluted earnings per share increased 5% to $.80 from $.76 in 1998. First quarter 1999 net income included a nonrecurring charge of $2.4 million on an after-tax basis primarily resulting from the completion of the early retirement plan and plant closings included in Cooper's cost control and asset rationalization program announced in December 1998. The charge reduced diluted earnings per share for the quarter by $.02.

REVENUES:

     Revenues for the first quarter of 1999 increased 3% compared to the first quarter of 1998. After excluding the effects of acquisitions, revenues were flat when compared to the first quarter of last year.

     First quarter 1999 Electrical Products segment revenues increased 3% from the same period last year. Excluding recent acquisitions, segment revenues were up 2% compared to last year. The weakness in the demand for electrical construction materials utilized in projects, which was experienced during the second half of 1998, continued through the first quarter of 1999. All other Electrical Products' operations improved revenues during the first quarter of 1999 compared to a strong first quarter of 1998. Sales of lighting fixtures remained strong and the weak demand for fuses experienced at the end of 1998 did not continue into the first quarter of 1999. The disruptions in shipments of electrical distribution equipment as a new enterprise-wide business system was placed in service in the fourth quarter of 1998 diminished during the first quarter of 1999, with revenues slightly exceeding the prior year. Demand for several electrical distribution product lines during the first quarter of 1999 rebounded somewhat from the weakness experienced in the second half of 1998.

     First quarter 1999 Tools & Hardware segment revenues increased 4% compared to the first quarter of 1998. Acquisitions provided the improvement over last year. Without the impact of acquisitions, the segment's revenues were 10% behind the same period of 1998. The strength of the U.S. dollar against functional currencies in which international operations conduct business reduced revenues measured in U.S. dollars by approximately 1% of revenues. The weak demand experienced in the second half of 1998 from domestic aerospace customers and industrial markets continued into the first quarter of 1999. Also contributing to the lower revenues was unfavorable timing of international shipments of assembly equipment.

COSTS AND EXPENSES:

     Cost of sales, as a percentage of revenues, for the first quarter of 1999 remained unchanged from the comparable 1998 quarter. Cost reductions in lighting products and at Menvier operations were offset by flat to slightly declining margins for other product lines. Selling and administrative expenses, as a percentage of sales, were lower than the prior year period by four tenths of a point. This decrease in selling and administrative expenses as a percentage of revenues for 1999 was due primarily to reduced corporate expenses following the fourth quarter 1998 divestiture of the Automotive Products business.

     Goodwill amortization increased due primarily to the acquisition of Intool in March 1998. Nonrecurring expense in the first quarter of 1999 related primarily to severance on completion of the voluntary severance program announced in the fourth quarter of 1998 and severance obligations on plant closings announced during the quarter. Interest expense for the first quarter of 1999 decreased $12.1 million from the same period of last year primarily as a result of utilizing $900 million of the Automotive Products sale proceeds to reduce debt.

Segment Operating Earnings

     The Electrical Products segment's first quarter 1999 operating earnings, excluding nonrecurring items, increased 4% to $121.4 million from $116.6 million for the same quarter of last year. Acquisitions had an insignificant impact on segment operating earnings. The increase in lighting product sales and reduced costs at the Menvier operations were partially offset by the earnings decline from lower sales of electrical construction materials and cost inefficiencies early in the first quarter of 1999 at the electrical distribution equipment operations.

     Excluding 1999 nonrecurring items, the Tools & Hardware segment's earnings for the first quarter of 1999 were $23.3 million or 8% below the same period last year and without acquisitions, earnings were 22% lower than 1998. Continued weak demand from domestic aerospace markets and soft electronic and industrial tool markets had a negative impact on product mix. Also affecting margins were manufacturing inefficiencies as operations adjusted to lower levels of production.

INCOME TAXES:

     The continuing effective tax rate was 36.0% for each of the quarters ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES:

     Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $94 million during the first quarter of 1999 compared to an increase of $137 million in the first quarter of 1998. Operating working capital turnover for the quarter of 4.5 turns declined from the 1998 first quarter level of 4.8 turns. Operating working capital increased in the first quarter of 1999 primarily due to an increase in accounts receivable and inventory. Receivables increased primarily due to higher revenues and information systems conversions at the electrical distribution equipment operations. Inventories increased due to the inefficiencies at the electrical distribution equipment operations and the building of safety stocks in connection with facility closures.

     Cash flows from operating activities in the first quarter of 1999 totaled $32 million as cash generated from earnings was sufficient to offset increases in operating working capital. These funds, along with the reimbursement of $29 million related to the funding of international automotive operations prior to the separation from Cooper, were used to fund capital expenditures of $36 million and dividends of $31 million. During the first quarter of 1998, cash used in operating activities totaled $32 million. Proceeds from debt issuance of $265 million and cash provided by discontinued operations of $32 million were used to fund this operating shortfall, acquisitions of $231 million, capital expenditures of $30 million and dividends of $40 million. Cooper anticipates continued generation of adequate cash flows to fund its operations over the foreseeable future.

     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the three months ended March 31, 1999 and March 31, 1998 was $.5 million and $.7 million, respectively.

     In the fourth quarter of 1998, Cooper reshaped its capital structure to offset the discontinued Automotive Products segment's contribution to earnings per share and to maintain a strong balance sheet that provides capacity for future growth. Cooper has targeted a 35% to 45% debt-to-capitalization ratio, with excess cash being utilized to fund acquisitions or to purchase shares of Cooper Common stock. At March 31, 1999, Cooper's debt-to-total capitalization ratio was 36.0% compared to 39.0% at March 31, 1998 and 36.5% at December 31, 1998.

BACKLOG:

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                  March 31
                             -------------------
                               1999        1998
                             -------     -------
                               (in millions)
Electrical Products ....     $ 334.2     $ 297.8
Tools & Hardware .......        79.5        88.2
                             -------     -------
                             $ 413.7     $ 386.0
                             =======     =======

YEAR 2000:

     As of March 31, 1999, Cooper estimates that it is over 93% complete with its efforts to remediate current systems or implement new systems that are year 2000 compliant. By the end of the second quarter of 1999, Cooper estimates that it will be substantially complete with the majority of the remaining projects.

Cooper's current review of the risk to its operations because a key third party may not be year 2000 compliant, has not resulted in the identification of risks that require significant contingency plans. The review will continue throughout 1999 and if a significant risk is identified, Cooper will develop contingency plans to address the risk.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            12. Computation of Ratios of Earnings to Fixed Charges for the
                Calendar Years 1998 through 1994 and the Three Months Ended March 31, 1999 and 1998.

            27. Financial Data Schedule

        (b) Reports on Form 8-K

            Cooper filed a report on Form 8-K dated January 28, 1999, which included a copy of a press release containing Cooper's financial results for the quarter and year ended December 31, 1998.

            Cooper filed a report on Form 8-K dated February 16, 1999, which included the business outlook for 1999 and restated financial information for the first and second quarters of 1998 reflecting the Automotive Products segment as a discontinued operation.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Cooper Industries, Inc.
                                           ------------------------------------
                                                     (Registrant)


Date:  May 12, 1999                        /s/ D. Bradley McWilliams
                                           ------------------------------------
                                           D. Bradley McWilliams
                                           Senior Vice President and
                                           Chief Financial Officer


Date:  May 12, 1999                        /s/ Terry A. Klebe
                                           ------------------------------------
                                           Terry A. Klebe
                                           Vice President and Controller
                                             and Chief Accounting Officer

                                  Exhibit Index

Exhibit
No.                         Description
-------                     -----------
     12.  Computation of Ratios of Earnings to Fixed Charges for the Calendar
          Years 1998 through 1994 and the Three Months Ended March 31, 1999 and
          1998.

     27.  Financial Data Schedule.