Form 10-Q
period 1999-06-30
COOPER INDUSTRIES INC
filed 1999-08-09
CIK 24454

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

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

Number of shares outstanding of issuer's common stock as of July 31, 1999 was 94,475,934.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,
                                                            --------------------  ---------------------
                                                               1999       1998       1999        1998
                                                            ---------  ---------  ---------   ---------
                                                                (in millions, except per share data)

Revenues ................................................   $   957.5  $   951.2  $ 1,882.2   $ 1,845.3

Cost of sales ...........................................       639.8      639.8    1,261.8     1,241.7
Selling and administrative expenses .....................       156.6      156.7      312.9       311.5
Goodwill amortization ...................................        11.5       11.1       22.8        21.2
Nonrecurring charges ....................................          --         --        3.7          --
Interest expense, net ...................................        12.2       27.4       25.4        52.7
                                                            ---------  ---------  ---------   ---------
    Income from continuing operations
      before income taxes ...............................       137.4      116.2      255.6       218.2
Income taxes ............................................        49.4       41.8       92.0        78.5
                                                            ---------  ---------  ---------   ---------
Income from continuing operations .......................        88.0       74.4      163.6       139.7
Income from discontinued operations,
    net of income taxes .................................          --       31.6         --        58.3
                                                            ---------  ---------  ---------   ---------
    Net Income ..........................................   $    88.0  $   106.0  $   163.6   $   198.0
                                                            =========  =========  =========   =========

Income Per Common Share:
Basic:
    Income from continuing operations ...................   $     .93  $     .62  $    1.74   $    1.17
    Income from discontinued operations .................          --        .27         --         .49
                                                            ---------  ---------  ---------   ---------
    Net Income ..........................................   $     .93  $     .89  $    1.74   $    1.66
                                                            =========  =========  =========   =========
Diluted:
    Income from continuing operations ...................   $     .92  $     .62  $    1.72   $    1.16
    Income from discontinued operations .................          --        .26         --         .48
                                                            ---------  ---------  ---------   ---------
    Net Income ..........................................   $     .92  $     .88  $    1.72   $    1.64
                                                            =========  =========  =========   =========


Cash Dividends Per Common Share .........................   $     .33  $     .33  $     .66   $     .66
                                                            =========  =========  =========   =========


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,     DECEMBER 31,
                                                                        1999         1998
                                                                      --------     ----------
                          ASSETS                                           (in millions)

Cash and cash equivalents .......................................     $   14.7      $   20.4
Receivables .....................................................        692.9         626.4
Inventories .....................................................        534.6         533.3
Deferred income taxes and other current assets ..................        264.9         237.2
                                                                      --------      --------
         Total current assets ...................................      1,507.1       1,417.3
                                                                      --------      --------
Property, plant and equipment, less accumulated depreciation ....        709.2         710.5
Intangibles, less accumulated amortization ......................      1,462.7       1,478.0
Deferred income taxes and other noncurrent assets ...............        177.5         173.3
                                                                      --------      --------
         Total assets ...........................................     $3,856.5      $3,779.1
                                                                      ========      ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt .................................................     $  184.4      $  118.1
Accounts payable ................................................        350.6         378.7
Accrued liabilities .............................................        475.7         467.6
Accrued income taxes ............................................         31.6            --
Current maturities of long-term debt ............................          3.8           6.3
                                                                      --------      --------
         Total current liabilities ..............................      1,046.1         970.7
                                                                      --------      --------
Long-term debt ..................................................        713.4         774.5
Postretirement benefits other than pensions .....................        230.8         237.3
Other long-term liabilities .....................................        214.1         233.0
                                                                      --------      --------
         Total liabilities ......................................      2,204.4       2,215.5
                                                                      --------      --------
Common stock, $5.00 par value ...................................        615.0         615.0
Capital in excess of par value ..................................        670.9         674.0
Retained earnings ...............................................      1,891.6       1,790.0
Common stock held in treasury, at cost ..........................     (1,433.9)     (1,444.8)
Unearned employee stock ownership plan compensation .............        (28.8)        (40.6)
Accumulated other non-owner changes in equity ...................        (62.7)        (30.0)
                                                                      --------      --------
         Total shareholders' equity .............................      1,652.1       1,563.6
                                                                      --------      --------
         Total liabilities and shareholders' equity .............     $3,856.5      $3,779.1
                                                                      ========      ========


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   --------------------
                                                                                    1999         1998
                                                                                   -------      -------
                                                                                      (in millions)

Cash flows from operating activities:
    Net income ...............................................................     $ 163.6      $ 198.0
    Less income from discontinued operations .................................          --        (58.3)
                                                                                   -------      -------
    Income from continuing operations ........................................       163.6        139.7

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization ............................................        71.8         66.2
    Deferred income taxes ....................................................         1.4          6.2
    Changes in assets and liabilities: (1)
        Receivables ..........................................................       (67.1)       (93.5)
        Inventories ..........................................................       (33.4)        (9.1)
        Accounts payable and accrued liabilities .............................       (22.6)       (34.2)
        Accrued income taxes .................................................        31.5         (1.6)
        Other assets and liabilities, net ....................................       (10.2)        (1.2)
                                                                                   -------      -------

              Net cash provided by operating activities ......................       135.0         72.5

Cash flows from investing activities:
    Cash paid for acquired businesses ........................................       (44.8)      (251.5)
    Capital expenditures .....................................................       (76.0)       (69.8)
    Proceeds from disposition of business ....................................        29.1           --
    Proceeds from sales of property, plant and equipment .....................         6.5          2.3
                                                                                   -------      -------
              Net cash used in investing activities ..........................       (85.2)      (319.0)

Cash flows from financing activities:
    Proceeds from issuances of debt ..........................................         6.3        582.2
    Repayments of debt .......................................................        (4.1)      (113.6)
    Dividends ................................................................       (62.3)       (78.7)
    Acquisition of treasury shares ...........................................          --       (214.2)
    Activity under employee stock plans ......................................         6.6         37.6
                                                                                   -------      -------
              Net cash provided by (used in) financing activities ............       (53.5)       213.3
Cash provided by discontinued operations .....................................          --         21.5
Effect of exchange rate changes on cash and cash equivalents .................        (2.0)        (2.0)
                                                                                   -------      -------
Decrease in cash and cash equivalents ........................................        (5.7)       (13.7)
Cash and cash equivalents, beginning of period ...............................        20.4         30.3
                                                                                   -------      -------
Cash and cash equivalents, end of period .....................................     $  14.7      $  16.6
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

         Derivative Financial Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and early adoption is permitted. Cooper is currently evaluating the effects of the new standard. Cooper does not anticipate that the new standard will have an impact on net income. However, the new standard requirement to mark to market certain of Cooper's financial instruments utilized to hedge currency and commodity price risks will result in fluctuations in the fair value being included in shareholders' equity, net of tax. Due to Cooper's policies regarding financial instruments, it is not likely that the adoption of the new standard will have a significant effect on Cooper's Consolidated Balance Sheets.


NOTE 2. NONRECURRING CHARGES

         During the fourth quarter of 1998, Cooper announced a voluntary and involuntary severance program and committed to consolidate several facilities. While both the voluntary and involuntary severance programs were announced in 1998, the amount that could be accrued in 1998 was limited to severance relating to personnel actually severed in the fourth quarter and the severance provided by Cooper's written formal policies. During the first quarter of 1999, Cooper completed the voluntary program and accrued an additional $5.8 million primarily representing the voluntary severance program premium over the severance provided under Cooper's established policies. Cooper also accrued $1.5 million related to severance and other costs for facility closures announced during the first quarter of 1999. The additional accruals during the first quarter of 1999 totaled $7.3 million. In addition, during the first quarter of 1999, Cooper reduced legal accruals by $2.8 million related to the favorable settlement of certain litigation concerning lead in mini-blinds and reassessment of the required reserve. Cooper also reached agreement and received $.8 million under an insurance policy related to the unsuccessful offer to acquire TLG plc in 1998. Since the original charge related to the litigation was included as a nonrecurring item in the Tools & Hardware segment and the costs related to TLG plc were reflected as a nonrecurring corporate item, the reversal of the accrual and the reimbursement of the expenses were reflected as nonrecurring items. The net nonrecurring items for the first quarter of 1999 resulted in a $3.7 million charge before income taxes and resulted in an after tax charge of $2.4 million ($.02 per diluted common share). No additional nonrecurring items occurred in the second quarter of 1999. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 3. ACQUISITIONS

         During the second quarter of 1999, Cooper completed two acquisitions in its Electrical Products segment. The acquisitions include a small business in France that expands the product offerings of the Cooper Menvier division and a small domestic lighting business.

         During the first six months of 1998, Cooper completed three acquisitions in its Tools & Hardware segment and two small acquisitions in its Electrical Products segment. In March 1998, Cooper acquired Intool for a total cost of $217.5 million. Intool manufactures and sells pneumatic and electric assembly tools, precision-drilling equipment, fastening systems and portable and fixed mounted tools used in industrial, automotive, aerospace and energy markets. The other acquisitions included two small businesses in France and Germany that extended the global product lines of Cooper's Power Tools division and two small Electrical Products businesses in Mexico.

         The acquisitions have been accounted for as purchase transactions and the results of the acquisitions are included in Cooper's consolidated income statements from the date of acquisition.


NOTE 4. INVENTORIES

                                                                   JUNE 30,   DECEMBER 31,
                                                                    1999         1998
                                                                   -------    -----------
                                                                       (in millions)

Raw materials ................................................     $ 199.7      $ 213.4
Work-in-process ..............................................       134.9        114.7
Finished goods ...............................................       263.8        275.6
Perishable tooling and supplies ..............................        20.8         21.0
                                                                   -------      -------
                                                                     619.2        624.7
Excess of current standard costs over LIFO costs .............       (84.6)       (91.4)
                                                                   -------      -------
           Net inventories ...................................     $ 534.6      $ 533.3
                                                                   =======      =======


NOTE 5. LONG-TERM DEBT

         During the second quarter of 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At June 30, 1999, all $500 million of the shelf registration was available to be issued.

NOTE 6. SEGMENT INFORMATION

                                                                        REVENUES
                                                    -----------------------------------------------
                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                    ---------------------     ---------------------
                                                      1999         1998         1999         1998
                                                    --------     --------     --------     --------
                                                                      (in millions)

Electrical Products ...........................     $  751.1     $  723.9     $1,479.6     $1,429.9
Tools & Hardware ..............................        206.4        227.3        402.6        415.4
                                                    --------     --------     --------     --------
   Total revenues .............................     $  957.5     $  951.2     $1,882.2     $1,845.3
                                                    ========     ========     ========     ========

                                                                 OPERATING EARNINGS
                                                    --------------------------------------------
                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    -------------------     --------------------
                                                      1999        1998        1999         1998
                                                    -------     -------     -------      -------
                                                                     (in millions)

Electrical Products ...........................     $ 130.9     $ 122.9     $ 252.3      $ 239.5
Tools & Hardware ..............................        29.1        34.5        52.4         59.7
                                                    -------     -------     -------      -------
   Total management reporting .................       160.0       157.4       304.7        299.2

Segment nonrecurring and unusual items:
   Electrical Products ........................          --          --         3.0           --
   Tools & Hardware ...........................          --          --         1.5           --
                                                    -------     -------     -------      -------
                                                         --          --         4.5           --
Net segment operating earnings:
   Electrical Products ........................       130.9       122.9       249.3        239.5
   Tools & Hardware ...........................        29.1        34.5        50.9         59.7
                                                    -------     -------     -------      -------
                                                      160.0       157.4       300.2        299.2

General corporate expenses ....................        10.4        13.8        20.0         28.3
General corporate nonrecurring items ..........          --          --        (0.8)          --
Interest expense, net .........................        12.2        27.4        25.4         52.7
                                                    -------     -------     -------      -------
Consolidated income from continuing
   operations before income taxes .............     $ 137.4     $ 116.2     $ 255.6      $ 218.2
                                                    =======     =======     =======      =======

NOTE 7. NET INCOME PER COMMON SHARE

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                       -------------------------------     -------------------------------
                                                           1999              1998              1999              1998
                                                       -------------     -------------     -------------     -------------
BASIC:                                                                              (in millions)

Income from continuing operations ................     $        88.0     $        74.4     $       163.6     $       139.7

Income from discontinued operations ..............                --              31.6                --              58.3
                                                       -------------     -------------     -------------     -------------

Net income applicable to Common stock ............     $        88.0     $       106.0     $       163.6     $       198.0
                                                       =============     =============     =============     =============

Weighted average Common shares outstanding .......              94.2             118.6              94.1             119.1
                                                       =============     =============     =============     =============
DILUTED:

Income from continuing operations ................     $        88.0     $        74.4     $       163.6     $       139.7

Income from discontinued operations ..............                --              31.6                --              58.3
                                                       -------------     -------------     -------------     -------------

Net income applicable to Common stock ............     $        88.0     $       106.0     $       163.6     $       198.0
                                                       =============     =============     =============     =============

Weighted average Common shares outstanding .......              94.2             118.6              94.1             119.1

Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards ..........               1.1               1.9               0.9               1.8
                                                       -------------     -------------     -------------     -------------

Weighted average Common shares
    and Common share equivalents .................              95.3             120.5              95.0             120.9
                                                       =============     =============     =============     =============


NOTE 8. DISCONTINUED OPERATION

         On October 9, 1998, Cooper completed the sale of the Automotive Products segment for cash proceeds of $1.9 billion. During the first quarter of 1999, Cooper received an additional $29.1 million as a partial reimbursement of Cooper's cash funding of international automotive operations prior to the separation from Cooper. Subsequent to June 30, 1999, Cooper received the remaining balances due from the purchaser of the Automotive Products segment. Cooper received $119.9 million representing the remaining reimbursement for Cooper's pre-closing cash funding of international operations and the earnings and additional cash invested in the Automotive Products segment between March 31, 1998 and October 9, 1998. In addition, Cooper received $5.8 million representing interest at 6% from October 9, 1998 on the unpaid balances and $3.7 million representing reimbursement for cash expenditures Cooper made on behalf of the purchaser subsequent to October 9, 1998 related to the Automotive Products segment.

         Cooper's results of operations and the related footnote information for the three months and six months ended June 30, 1998 exclude the results of the Automotive Products segment from continuing operations' revenues and other components of income and expense. The discontinued segment's results are presented separately in a single caption, "Income from discontinued operations, net of income taxes". Revenues from the discontinued Automotive Products segment were $478.1 million and $927.1 million, respectively for the three months and six months ended June 30, 1998. Income from the discontinued Automotive Products segment was $31.6 million (net of $20.4 million of income taxes) for the three months ended June 30, 1998 and $58.3 million (net of $37.6 million of income taxes) for the six months ended June 30, 1998.

         The Consolidated Statements of Cash Flows for the six months ended June 30, 1998 has been restated to reflect the Automotive Products segment as a discontinued operation. The cash flows from discontinued operations have been summarized into a single line "Cash provided by discontinued operations" in the Consolidated Statements of Cash Flows. No cash or debt has been allocated to the discontinued operations.

NOTE 9. NET INCOME AND OTHER NON-OWNER CHANGES IN EQUITY

         Net income and other non-owner changes in equity were $81.2 million and $97.4 million, respectively during the three months ended June 30, 1999 and 1998 and $130.9 million and $187.4 million, respectively during the six months ended June 30, 1999 and 1998. The components of net income and other non-owner changes in equity, net of related taxes, were as follows:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                  ------------------      ------------------
                                                   1999        1998        1999        1998
                                                  ------      ------      ------      ------
                                                                 (in millions)

Income from continuing operations ...........     $ 88.0      $ 74.4      $163.6      $139.7
Income from discontinued operations .........         --        31.6          --        58.3
                                                  ------      ------      ------      ------
Net income ..................................       88.0       106.0       163.6       198.0
Foreign currency translation losses .........       (6.8)       (4.8)      (32.7)      (10.9)
Unrealized gains (losses) on investments ....         --        (3.8)         --         0.3
                                                  ------      ------      ------      ------
Net income and other non-owner
    changes in equity .......................     $ 81.2      $ 97.4      $130.9      $187.4
                                                  ======      ======      ======      ======

NOTE 10. SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

         The following noncash transactions have been excluded from the consolidated statements of cash flows:

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  --------------------
                                                                                   1999         1998
                                                                                  -------      -------
                                                                                     (in millions)
Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
    Fair value of assets acquired ...........................................     $  59.9      $ 288.0
    Cash used to acquire businesses .........................................       (44.8)      (251.5)
                                                                                  -------      -------
         Liabilities assumed or incurred ....................................     $  15.1      $  36.5
                                                                                  =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

DISCONTINUED OPERATION

         The Consolidated Income Statement and the Consolidated Statements of Cash Flows for the three and six months ended June 30, 1998 and the related footnotes have been restated to reflect Cooper's Automotive Products segment as a discontinued operation. The Automotive Products segment was sold on October 9, 1998. The discontinued segment's results are presented separately in a single caption, "Income from discontinued operations, net of income taxes." The cash flows from discontinued operations are summarized into a single line "Cash provided by discontinued operations" in the Consolidated Statements of Cash Flows. No debt was allocated to the discontinued operations and the income from discontinued operations does not include an allocation of Cooper's interest expense. See Note 8 of the Notes to Consolidated Financial Statements regarding the financial results of the discontinued operation during the first six months of 1998.

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

         As a result of the use of the proceeds to repay debt and purchase shares of Cooper Common stock, income from continuing operations and net income for the three and six months ended June 30, 1999 and 1998 are not comparable. Cooper estimates that the Automotive Products segment earnings per share of $.22 in the first quarter of 1998 were approximately replaced in the three month period ended March 31, 1999 by the effects of the utilization of the proceeds and lower corporate expenses resulting from the divestiture. In the second quarter of 1998, the Automotive Products segment earnings per share were $.26 and the effects of the utilization of the proceeds and lower corporate expenses resulting from the divestiture were not adequate in the three month period ended June 30, 1999 to totally replace the earnings.

NONRECURRING INCOME AND EXPENSES

         During the fourth quarter of 1998, Cooper announced a voluntary and involuntary severance program and committed to consolidate several facilities. While both the voluntary and involuntary severance programs were announced in 1998, the amount that could be accrued in 1998 was limited to severance relating to personnel actually severed in the fourth quarter and the severance provided by Cooper's written formal policies. During the first quarter of 1999, Cooper completed the voluntary program and accrued an additional $5.8 million primarily representing the voluntary severance program premium over the severance provided under Cooper's established policies. Cooper also accrued $1.5 million related to severance and other costs for facility closures announced during the first quarter of 1999. The additional accruals during the first quarter of 1999 totaled $7.3 million. In addition, during the first quarter of 1999, Cooper reduced legal accruals by $2.8 million related to the favorable settlement of certain litigation concerning lead in mini-blinds and reassessment of the required reserve. Cooper also reached agreement and received $.8 million under an insurance policy related to the unsuccessful offer to acquire TLG plc in 1998. Since the original charge related to the litigation was included as a nonrecurring item in the Tools & Hardware segment and the costs related to TLG plc were reflected as a nonrecurring corporate item, the reversal of the accrual and the reimbursement of the expenses were reflected as nonrecurring items. The net nonrecurring items for the first quarter of 1999 resulted in a $3.7 million charge before income taxes and resulted in an after tax charge of $2.4 million ($.02 per diluted common share).

         The following table reflects the activity during the first six months of 1999 related to the 1998 fourth quarter employee reduction and facility consolidation plan.

                                                                   No. of     Accrued     Facility
                                                                 Employees   Severance  Consolidation
                                                                 ---------   ------------------------
                                                                                 (in millions)

Balance at December 31, 1998 .................................      1,635      $ 25.4      $  7.8
Voluntary Severance Program premium over normal severance ....         --         5.8          --
Facility closings announced ..................................        249         1.2          .3
Employees terminated .........................................       (383)         --          --
Cash expenditures ............................................         --        (6.1)       (2.0)
                                                                   ------      ------      ------
Balance June 30, 1999 ........................................      1,501      $ 26.3      $  6.1
                                                                   ======      ======      ======

         Cooper anticipates incurring in excess of $13 million during the remainder of 1999 related to severance costs, facility exit costs and disruptions to operations that could not be accrued as of June 30, 1999. A majority of the $13 million relates to operating inefficiencies, training, personnel and inventory relocation costs which are required to be expensed as incurred. These costs are spread throughout the remainder of the year and are anticipated to be less than the savings from the anticipated cost reductions. Cooper anticipates that most of the accrued severance and facility consolidation accruals will be ratably expended over the remainder of 1999 as severed employees are paid, additional employees are severed and facility consolidations completed.

                        RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

         Income from continuing operations for the second quarter of 1999 was $88.0 million on revenues of $957.5 million compared with 1998 second quarter income from continuing operations of $74.4 million on revenues of $951.2 million. Net income declined to $88.0 million in the second quarter of 1999 from $106.0 million in 1998 due to the absence of the discontinued Automotive Products segment earnings. Second quarter diluted earnings per share increased 5% to $.92 from $.88 in 1998.

REVENUES:

         Revenues for the second quarter of 1999 increased 1% compared to the second quarter of 1998. After excluding the effects of acquisitions, revenues declined 2% when compared to the second quarter of last year.

         Second quarter 1999 Electrical Products segment revenues increased 4% from the same period last year. Excluding recent acquisitions, segment revenues were up 1% compared to last year. Leading the year-over-year improvement were domestic sales of lighting fixtures due to strong residential and non-residential construction markets. Shipment of electrical distribution equipment continued to improve as progress was made in gaining efficiencies following the implementation of a business system in the fourth quarter of 1998. The weakness in the demand for electrical construction materials utilized in projects, which was experienced during the second half of 1998, continued through the second quarter of 1999. The unfavorable impact of foreign currency translation reduced reported revenues during the quarter by approximately 1%.

         Tools & Hardware segment revenues for the quarter were down 9% from the second quarter of 1998. Excluding acquisitions, revenues were down 12%. Domestic aerospace and general industrial tool markets remained weak. A strong US Dollar resulted in a negative impact on revenues of approximately 2%. Unfavorable timing of assembly equipment shipments to international customers also contributed to the lower revenues. Additionally, the prior year included shipments accelerated into the second quarter prior to the implementation of the integrated business system.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues was 66.8% for the second quarter of 1999 compared to 67.3% for the comparable 1998 quarter. Cost reductions across all businesses in the Electrical Products segment contributed to the improvement in margins. Selling and administrative expenses, as a percentage of sales, were lower than the prior year period by one tenth of a point. This decrease in selling and administrative expenses as a percentage of revenues for 1999 was due primarily to reduced corporate expenses following the fourth quarter 1998 divestiture of the Automotive Products business.

         Goodwill amortization increased due primarily to several acquisitions completed since June 30, 1998. Interest expense, net for the second quarter of 1999 decreased $15.2 million from the same period of last year primarily as a result of utilizing $900 million of the Automotive Products sale proceeds to reduce debt.

SEGMENT OPERATING EARNINGS:

         The Electrical Products segment second quarter 1999 earnings increased 7% to $130.9 million from $122.9 million for the same quarter of last year. Acquisitions contributed 2% towards the improvement in the quarter. The increase in earnings was driven by the increase in sales, primarily of lighting products, cost improvements and lower selling and administrative spending.

         Tools & Hardware segment operating earnings for the quarter reflect a 16% decrease from the prior year, primarily the result of reduced sales and negative product mix. Excluding the impact of acquisitions, segment operating earnings were 19% below the second quarter of 1998. Operating inefficiencies resulting from lower volumes were somewhat offset by lower spending on selling and administrative activities.

INCOME TAXES:

         The continuing effective tax rate was 36.0% for each of the quarters ended June 30, 1999 and 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         Income from continuing operations for the first six months of 1999 was $163.6 million on revenues of $1,882.2 million compared with 1998 six month income from continuing operations of $139.7 million on revenues of $1,845.3 million. Net income declined to $163.6 million in the first six months of 1999 from $198.0 million in 1998 due to the absence of the discontinued Automotive Products segment earnings. Diluted earnings per share increased 5% to $1.72 from $1.64 in 1998. The 1999 first half net income included a first quarter nonrecurring charge of $2.4 million on an after-tax basis primarily resulting from the completion of the early retirement plan and plant closings included in Cooper's cost control and asset rationalization program announced in December 1998. The charge reduced diluted earnings per share for the six months by $.02.

REVENUES:

         Revenues for the first six months of 1999 increased 2% compared to the first six months of 1998. After excluding the effects of acquisitions, revenues declined 1% when compared to the prior year period.

         Year-to-date revenues for the Electrical Products segment increased 4% from the same period last year. Excluding recent acquisitions, segment revenues were up 2% compared to last year. The weakness in the demand for electrical construction materials utilized in projects, which was experienced during the second half of 1998, continued through the first half of 1999. All other Electrical Products' businesses improved revenues during the first half of 1999 over the comparable period of 1998. This was due primarily to increased sales of lighting fixtures from a continued strong residential and non-residential construction market. Increased shipments of electrical distribution equipment following the fourth quarter 1998 implementation of a new business system, also contributed to the year-over-year improvement.

For the first half of 1999, Tools & Hardware segment revenues decreased 3% compared to the same period of 1998. Without the benefit of acquisitions, revenues declined 11% from the prior year period. The shortfall was the result of continued sluggish demand in the domestic aerospace market and in the industrial markets of Europe and North America. Additionally, revenues declined from the prior year due to the timing of shipments of assembly equipment to international customers. The negative impact of translation reduced revenues for the six months ended June 30, 1999 by approximately 2%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, for the first six months of 1999 declined three tenths of a point from the comparable 1998 period. Cost reductions in most businesses was the primary contributor to the increase in margins. Selling and administrative expenses, as a percentage of sales, were lower than the prior year period by three tenths of a point. This decrease in selling and administrative expenses as a percentage of revenues for 1999 was due to reduced corporate expenses following the fourth quarter 1998 divestiture of the Automotive Products business.

         Goodwill amortization increased due primarily to the acquisition of Intool in March 1998 and several other acquisitions completed since June 30, 1998. Nonrecurring expense in the first six months of 1999 related primarily to severance on completion of the voluntary severance program announced in the fourth quarter of 1998 and severance obligations on plant closings announced during the first quarter of 1999. Interest expense, net for the first six months of 1999 decreased $27.3 million from the same period of last year primarily as a result of utilizing $900 million of the Automotive Products sale proceeds to reduce debt.

SEGMENT OPERATING EARNINGS:

         Year-to-date earnings for the Electrical Products segment increased 5% to $252.3 million, excluding nonrecurring charges, from $239.5 million for the same period last year. Excluding recent acquisitions, segment earnings were up 4% compared to last year. The earnings increase was driven mainly by increased sales of lighting products into the residential and non-residential construction markets and the benefits of cost reduction programs.

         Excluding nonrecurring charges, the Tools & Hardware segment operating earnings reflected a 12% decline from the same period last year. Without the benefit of acquisitions, operating earnings were 20% below the prior year. Continued weak demand from the domestic aerospace market and industrial tool market had a negative impact on product mix. Also impacting earnings were manufacturing inefficiencies as operations adjusted to lower levels of production.

INCOME TAXES:

         The continuing effective tax rate was 36.0% for each of the six month periods ended June 30, 1999 and 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $96 million during the first six months of 1999 compared to an increase of $193 million in the first half of 1998. Operating working capital turnover for the first six months of 1999 of 4.5 turns declined from the 1998 first six month level of 4.7 turns. The decline in turnover was due to higher operating working capital levels to support consolidation and cost reduction programs in several businesses and the impact of the new business system implementation at one of the electrical product businesses. Operating working capital increased in the first half of 1999 primarily due to an increase in accounts receivable and reduced accounts payable. Receivables increased primarily due to higher revenues and information systems conversions at one of the electrical product businesses.

         Cash flows from operating activities in the first six months of 1999 totaled $135 million. These funds, along with the reimbursement of $29 million related to the funding of international automotive operations prior to the separation from Cooper, were used to fund capital expenditures of $76 million, acquisitions of $45 million and dividends of $62 million. During the first six months of 1998, cash provided by operating activities totaled $73 million. These funds, along with an increase in debt of $469 million and cash provided by discontinued operations of $22 million were used to fund acquisitions of $252 million, capital expenditures of $70 million, dividends of $79 million and share repurchases of $214 million. As discussed in Note 8 of the Notes to Consolidated Financial Statements, subsequent to June 30, 1999, Cooper received $129.4 million in final payments from the purchaser of the Automotive Products segment.

         These funds together with the anticipated cash flows from operating activities will more than fund the operating cash requirements for the balance of the year. Cooper does not currently anticipate a negative trend in its long-term ability to generate in excess of $200 million in cash flow before debt repayment and acquisitions each year. The preceding two sentences contain forward-looking information, and actual results may differ materially. The statements are based on certain assumptions, including no significant change in the composition of Cooper's business segments, no material change in the amount of revenues and no significant adverse changes in the relationship of the U.S. dollar to the currencies of countries in which Cooper does business.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $.7 million and $1.2 million for the three months ended June 30, 1999 and 1998, respectively and $1.2 million and $1.9 million for the six months ended June 30, 1999 and 1998, respectively.

         In the fourth quarter of 1998, Cooper reshaped its capital structure to offset the discontinued Automotive Products segment's contribution to earnings per share and to maintain a strong balance sheet that provides capacity for future growth. Cooper has targeted a 35% to 45% debt-to-capitalization ratio, with excess cash being utilized to fund acquisitions or to purchase shares of Cooper Common stock. Cooper's debt-to-total capitalization ratio was 35.3% at June 30, 1999 and 36.5% at December 31, 1998.

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                          JUNE 30
                                                                    -------------------
                                                                      1999        1998
                                                                    -------     -------
                                                                       (in millions)

Electrical Products ...........................................     $ 325.8     $ 280.2
Tools & Hardware ..............................................        84.3        86.3
                                                                    -------     -------
                                                                    $ 410.1     $ 366.5
                                                                    =======     =======

                                    YEAR 2000

          As of June 30, 1999, Cooper estimates that it is over 95% complete with its efforts to remediate current systems or implement new systems that are year 2000 compliant. By the end of the third quarter of 1999, Cooper estimates that it will be substantially complete with the majority of the remaining projects.

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

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders was held on April 27, 1999 in Houston, Texas. Two proposals, as described in the Company's Proxy statement dated March 10, 1999, were voted upon at the meeting. Following is a brief description of the matters voted upon and the results of voting.

          1. Proposal for the election of five directors for terms expiring in 2002:

                                                                                            Constantine S.
                                   Warren L. Batts     Robert M. Devlin    Linda A. Hill       Nicandros      H. John Riley, Jr.
                                   ---------------     ----------------    -------------    --------------    ------------------
                   Votes For:         79,800,057            79,819,687       77,648,681        79,799,904          79,731,868
                   Votes Withheld:       994,381               974,751        3,145,757           994,534           1,062,570

          2.      Proposal for a global set of corporate standards:

                  Votes For:                5,165,664
                  Votes Against:           62,096,615
                  Abstain:                  6,667,811


Item 6.   Exhibit and Reports on Form 8-K

          (a)     Exhibits

                  12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1998 through 1994 and the Six Months Ended June 30, 1999 and 1998.

                  27.   Financial Data Schedule

          (b)     Reports on Form 8-K

                  Cooper filed a report on Form 8-K dated April 22, 1999, which included a copy of a press release containing Cooper's financial results for the first quarter of 1999 and segment information for each quarter of 1998.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Cooper Industries, Inc.
                                              ----------------------------------
                                                       (Registrant)


Date:    August 9, 1999                       /s/ D. Bradley McWilliams
-------------------------------------         ----------------------------------
                                              D. Bradley McWilliams
                                              Senior Vice President and
                                              Chief Financial Officer


Date:    August 9, 1999                       /s/ Terry A. Klebe
-------------------------------------         ----------------------------------
                                              Terry A. Klebe
                                              Vice President and Controller
                                              and Chief Accounting Officer

                                Index to Exhibits


    Exhibit No.   Description
    -----------   -----------
         12.      Computation of Ratios of Earnings to Fixed Charges for the
                  Calendar Years 1998 through 1994 and the Six Months Ended June
                  30, 1999 and 1998.

         27.      Financial Data Schedule.