Form 10-Q
period 1999-09-30
COOPER INDUSTRIES INC
filed 1999-11-12
CIK 24454

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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

Yes  X           No
------           -------

Number of shares outstanding of issuer's common stock as of October 31, 1999 was 94,160,185.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                             ----------------------   -------------------------

                                                1999        1998          1999         1998
                                             ----------  ----------   -----------   ------------
                                                   (in millions, except per share data)
Revenues .................................    $   982.2   $   924.0   $   2,864.4   $   2,769.3
Cost of sales ............................        664.4       621.8       1,926.2       1,863.5
Selling and administrative expenses ......        160.8       151.0         473.7         462.5
Goodwill amortization ....................         11.5        11.2          34.3          32.4
Nonrecurring charges .....................          --          --            3.7           --
Interest expense, net ....................         13.7        34.8          39.1          87.5
                                             ----------- ----------- ------------- -------------
    Income from continuing operations ....        131.8       105.2         387.4         323.4
      before income taxes
Income taxes .............................         47.4        37.9         139.4         116.4
                                             ----------- ----------- ------------- -------------
Income from continuing operations ........         84.4        67.3         248.0         207.0
Income from discontinued operations,
    net of income taxes ..................          --         25.9           --           84.2
                                             ----------- ----------- ------------- -------------
    Net Income ...........................    $    84.4   $    93.2   $     248.0   $     291.2
                                             =========== =========== ============= =============


Income Per Common Share:
Basic:
    Income from continuing operations ....    $     .90   $     .59   $      2.64   $      1.76
    Income from discontinued operations ..          --          .23           --            .72
                                             ----------- ----------- ------------- -------------
    Net Income ...........................    $     .90   $     .82   $      2.64   $      2.48
                                             =========== =========== ============= =============
Diluted:
    Income from continuing operations ....    $     .89   $     .59   $      2.61   $      1.74
    Income from discontinued operations ..          --          .22           --            .71
                                             ----------- ----------- ------------- -------------
    Net Income ...........................    $     .89   $     .81   $      2.61   $      2.45
                                             =========== =========== ============= =============
Cash Dividends Per Common Share ..........    $     .33   $     .33   $       .99   $       .99
                                             =========== =========== ============= =============

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                         1999                 1998
                                                                                   ------------------   -----------------
                                      ASSETS                                                   (in millions)

Cash and cash equivalents........................................................    $       11.9          $      20.4
Receivables......................................................................           738.5                626.4
Inventories......................................................................           540.7                533.3
Deferred income taxes and other current assets...................................           119.0                237.2
                                                                                   ------------------   -----------------
         Total current assets....................................................         1,410.1              1,417.3
                                                                                   ------------------   -----------------
Property, plant and equipment, less accumulated depreciation.....................           733.9                710.5
Intangibles, less accumulated amortization.......................................         1,516.1              1,478.0
Deferred income taxes and other noncurrent assets................................           162.1                173.3
                                                                                   ------------------   -----------------
         Total assets............................................................    $    3,822.2          $   3,779.1
                                                                                   ==================   =================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt..................................................................    $      120.3          $     118.1
Accounts payable.................................................................           347.4                378.7
Accrued liabilities..............................................................           466.6                467.6
Accrued income taxes.............................................................            34.6                  -
Current maturities of long-term debt.............................................             2.2                  6.3
                                                                                   ------------------   -----------------
         Total current liabilities...............................................           971.1                970.7
                                                                                   ------------------   -----------------
Long-term debt...................................................................           717.0                774.5
Postretirement benefits other than pensions......................................           228.0                237.3
Other long-term liabilities......................................................           211.9                233.0
                                                                                   ------------------   -----------------
         Total liabilities.......................................................         2,128.0              2,215.5
                                                                                   ------------------   -----------------
Common stock, $5.00 par value....................................................           615.0                615.0
Capital in excess of par value...................................................           672.3                674.0
Retained earnings................................................................         1,945.0              1,790.0
Common stock held in treasury, at cost...........................................        (1,454.6)            (1,444.8)
Unearned employee stock ownership plan compensation..............................           (26.6)               (40.6)
Accumulated other non-owner changes in equity....................................           (56.9)               (30.0)
                                                                                   ------------------   -----------------
         Total shareholders' equity..............................................         1,694.2              1,563.6
                                                                                   ------------------   -----------------
         Total liabilities and shareholders' equity..............................    $    3,822.2          $   3,779.1
                                                                                   ==================   =================


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                 --------------------------------------
                                                                                       1999                 1998
                                                                                 ------------------   -----------------
                                                                                             (in millions)
Cash flows from operating activities:
    Net income..................................................................    $      248.0         $      291.2
    Less income from discontinued operations....................................             -                  (84.2)
                                                                                 ------------------   -----------------
    Income from continuing operations...........................................           248.0                207.0

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization...............................................           108.4                101.1
    Deferred income taxes.......................................................            (4.9)                 3.0
    Changes in assets and liabilities:(1)
        Receivables.............................................................           (91.3)               (51.8)
        Inventories.............................................................           (24.0)               (21.0)
        Accounts payable and accrued liabilities................................           (41.1)               (48.6)
        Accrued income taxes....................................................            39.4                  7.6
        Other assets and liabilities, net.......................................            11.6                 (7.0)
                                                                                 ------------------   -----------------
              Net cash provided by operating activities.........................           246.1                190.3

Cash flows from investing activities:
    Cash paid for acquired businesses...........................................          (124.5)              (269.3)
    Capital expenditures........................................................          (116.0)              (102.9)
    Cash paid for TLG, plc common stock.........................................             -                  (42.4)
    Proceeds from disposition of business.......................................           149.1                  -
    Proceeds from sales of property, plant and equipment........................             7.7                  5.4
                                                                                 ------------------   -----------------
              Net cash used in investing activities.............................           (83.7)              (409.2)

Cash flows from financing activities:
    Proceeds from issuances of debt.............................................             6.3              1,216.5
    Repayments of debt..........................................................           (68.8)              (270.9)
    Dividends...................................................................           (93.3)              (115.8)
    Acquisition of treasury shares..............................................           (44.0)              (733.2)
    Activity under employee stock plans.........................................            29.9                 39.9
                                                                                 ------------------   -----------------
              Net cash provided by (used in) financing activities...............          (169.9)               136.5
Cash provided by discontinued operations........................................             -                   72.5
Effect of exchange rate changes on cash and cash equivalents....................            (1.0)                (1.2)
                                                                                 ------------------   -----------------
Decrease in cash and cash equivalents...........................................            (8.5)               (11.1)
Cash and cash equivalents, beginning of period..................................            20.4                 30.3
                                                                                 ------------------   -----------------
Cash and cash equivalents, end of period........................................    $       11.9         $       19.2
                                                                                 ==================   =================

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


NOTE 2.           NONRECURRING CHARGES

         During the fourth quarter of 1998, Cooper announced a voluntary and involuntary severance program and committed to consolidate several facilities. While both the voluntary and involuntary severance programs were announced in 1998, the amount that could be accrued in 1998 was limited to severance relating to personnel actually severed in the fourth quarter and the severance provided by Cooper's written formal policies. During the first quarter of 1999, Cooper completed the voluntary program and accrued an additional $5.8 million primarily representing the voluntary severance program premium over the severance provided under Cooper's established policies. Cooper also accrued $1.5 million related to severance and other costs for facility closures announced during the first quarter of 1999. The additional accruals during the first quarter of 1999 totaled $7.3 million. In addition, during the first quarter of 1999, Cooper reduced legal accruals by $2.8 million related to the favorable settlement of certain litigation concerning lead in mini-blinds and reassessment of the required reserve. Cooper also reached agreement and received $.8 million under an insurance policy related to the unsuccessful offer to acquire TLG plc in 1998. Since the original charge related to the litigation was included as a nonrecurring item in the Tools & Hardware segment and the costs related to TLG plc were reflected as a nonrecurring corporate item, the reversal of the accrual and the reimbursement of the expenses were reflected as nonrecurring items. The net nonrecurring items for the first quarter of 1999 resulted in a $3.7 million charge before income taxes and resulted in an after tax charge of $2.4 million ($.02 per diluted common share). No additional nonrecurring items occurred in the second or third quarters of 1999. See "Nonrecurring Income and Expenses" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 3.           ACQUISITIONS

         During the first nine months of 1999, Cooper completed four acquisitions in its Electrical Products segment and two small acquisitions in its Tools & Hardware segment. The acquisitions include a business in the United Kingdom and a business in France that expand the product offerings of the Cooper Menvier division, two small domestic lighting businesses and two small Tools & Hardware businesses.

         During the first nine months of 1998, Cooper completed three acquisitions in its Tools & Hardware segment and two small acquisitions in its Electrical Products segment. In March 1998, Cooper acquired Intool for a total cost of $217.5 million. Intool manufactures and sells pneumatic and electric assembly tools, precision-drilling equipment, fastening systems and portable and fixed mounted tools used in industrial, automotive, aerospace and energy markets. The other acquisitions included two small businesses in France and Germany that extended the global product lines of Cooper's Power Tools division and two small Electrical Products businesses in Mexico.

         The acquisitions have been accounted for as purchase transactions and the results of the acquisitions are included in Cooper's consolidated income statements from the date of acquisition.


NOTE 4.           INVENTORIES

                                                        SEPTEMBER 30,         DECEMBER 31,
                                                             1999                 1998
                                                       -----------------   -------------------
                                                                   (in millions)

Raw materials.........................................      $   201.2           $     213.4
Work-in-process.......................................          134.8                 114.7
Finished goods........................................          265.2                 275.6
Perishable tooling and supplies.......................           21.1                  21.0
                                                       -----------------   -------------------
                                                                622.3                 624.7
Excess of current standard costs over LIFO costs......          (81.6)                (91.4)
                                                       -----------------   -------------------
           Net inventories............................      $   540.7           $     533.3
                                                       =================   ===================


NOTE 5.           LONG-TERM DEBT

         During the second quarter of 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At September 30, 1999, all $500 million of the shelf registration was available to be issued.


NOTE 6.           COMMON STOCK

         During the third quarter of 1999, Cooper repurchased 800,000 shares of its common stock at a cost of $44.0 million.

NOTE 7.           SEGMENT INFORMATION

                                                                                   REVENUES
                                                         ---------------------------------------------------------
                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ---------------------------   ---------------------------
                                                            1999           1998           1999           1998
                                                         ------------   ------------   ------------   ------------
                                                                              (in millions)
Electrical Products...................................      $ 786.0        $ 724.0        $2,265.6       $2,153.9
Tools & Hardware......................................        196.2          200.0           598.8          615.4
                                                         ------------   ------------   ------------   ------------
   Total revenues.....................................      $ 982.2        $ 924.0        $2,864.4       $2,769.3
                                                         ============   ============   ============   ============

                                                                            OPERATING EARNINGS
                                                           ---------------------------------------------------------
                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ---------------------------   ---------------------------
                                                            1999           1998           1999           1998
                                                         ------------   ------------   ------------   ------------
                                                                              (in millions)
Electrical Products...................................      $ 133.8        $ 124.5        $ 386.1        $ 364.0
Tools & Hardware......................................         20.6           25.3           73.0           85.0
                                                         ------------   ------------   ------------   ------------
   Total management reporting.........................        154.4          149.8          459.1          449.0

Segment nonrecurring and unusual items:
   Electrical Products................................          -              -              3.0            -
   Tools & Hardware...................................          -              -              1.5            -
                                                         ------------   ------------   ------------   ------------
                                                                -              -              4.5            -
Net segment operating earnings:
   Electrical Products................................        133.8          124.5          383.1          364.0
   Tools & Hardware...................................         20.6           25.3           71.5           85.0
                                                         ------------   ------------   ------------   ------------
                                                              154.4          149.8          454.6          449.0

General corporate expenses............................          8.9            9.8           28.9           38.1
General corporate nonrecurring items..................          -              -              (.8)           -
Interest expense, net.................................         13.7           34.8           39.1           87.5
                                                         ------------   ------------   ------------   ------------
Consolidated income from continuing
   operations before income taxes.....................      $ 131.8        $ 105.2        $ 387.4        $ 323.4
                                                         ============   ============   ============   ============

NOTE 8.           NET INCOME PER COMMON SHARE

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ---------------------------   ---------------------------
                                                            1999           1998           1999           1998
                                                         ------------   ------------   ------------   ------------
                                                                              (in millions)
BASIC:
Income from continuing operations.....................      $  84.4        $  67.3        $ 248.0        $ 207.0
Income from discontinued operations...................          -             25.9            -             84.2
                                                         ------------   ------------   ------------   ------------
Net income applicable to Common stock.................      $  84.4        $  93.2        $ 248.0        $ 291.2
                                                         ============   ============   ============   ============
Weighted average Common shares outstanding............         94.0          113.5           94.1          117.2
                                                         ============   ============   ============   ============
DILUTED:
Income from continuing operations.....................      $  84.4        $  67.3        $ 248.0        $ 207.0
Income from discontinued operations...................          -             25.9            -             84.2
                                                         ------------   ------------   ------------   ------------
Net income applicable to Common stock.................      $  84.4        $  93.2        $ 248.0        $ 291.2
                                                         ============   ============   ============   ============
Weighted average Common shares outstanding............         94.0          113.5           94.1          117.2

Incremental shares from assumed conversions:
    Options, performance-based stock
       awards and other employee awards...............          1.1            1.2            0.9            1.6
                                                         ============   ============   ============   ============
Weighted average Common shares
    and Common share equivalents......................         95.1          114.7           95.0          118.8
                                                         ============   ============   ============   ============


NOTE 9.           DISCONTINUED OPERATION

         On October 9, 1998, Cooper completed the sale of the Automotive Products segment for cash proceeds of $1.9 billion. During the first quarter of 1999, Cooper received an additional $29.1 million as a partial reimbursement of Cooper's cash funding of international automotive operations prior to the separation from Cooper. During the third quarter of 1999, Cooper received the remaining balances due from the purchaser of the Automotive Products segment. Cooper received $120.0 million representing the remaining reimbursement for Cooper's pre-closing cash funding of international operations and the earnings and additional cash invested in the Automotive Products segment between March 31, 1998 and October 9, 1998.

         Cooper's results of operations and the related footnote information for the three months and nine months ended September 30, 1998 exclude the results of the Automotive Products segment from continuing operations' revenues and other components of income and expense. The discontinued segment's results are presented separately in a single caption, "Income from discontinued operations, net of income taxes". Revenues from the discontinued Automotive Products segment were $473.7 million and $1,400.8 million, respectively for the three months and nine months ended September 30, 1998. Income from the discontinued Automotive Products segment was $25.9 million (net of $17.1 million of income taxes) for the three months ended September 30, 1998 and $84.2 million (net of $54.9 million of income taxes) for the nine months ended September 30, 1998.

         The cash flows from discontinued operations are summarized into a single line "Cash provided by discontinued operations" in the Consolidated Statements of Cash Flows. No cash or debt was allocated to the discontinued operations.

NOTE 10.         NET INCOME AND OTHER NON-OWNER CHANGES IN EQUITY

         Net income and other non-owner changes in equity were $90.2 million and $76.2 million, respectively during the three months ended September 30, 1999 and 1998 and $221.1 million and $265.1 million, respectively during the nine months ended September 30, 1999 and 1998. The components of net income and other non-owner changes in equity, net of related taxes, were as follows:

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                 ---------------------------------    ---------------------------------
                                                      1999              1998              1999               1998
                                                 ---------------   ---------------    --------------    ---------------
                                                                             (in millions)

Income from continuing operations.............       $    84.4         $    67.3          $   248.0         $   207.0
Income from discontinued operations...........             -                25.9                -                84.2
                                                 ---------------   ---------------    --------------    ---------------
Net income....................................            84.4              93.2              248.0             291.2
Foreign currency translation
    gains (losses)............................             5.8               -                (26.9)             (9.4)
Unrealized losses on investments..............             -               (17.0)               -               (16.7)
                                                 ---------------   ---------------    --------------    ---------------
Net income and other non-owner
    changes in equity.........................       $    90.2         $    76.2          $   221.1         $   265.1
                                                 ===============   ===============    ==============    ===============


NOTE 11.         SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

         The following noncash transactions have been excluded from the consolidated statements of cash flows:

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                  -------------------------------------
                                                                                        1999                1998
                                                                                  -----------------   -----------------
                                                                                             (in millions)
Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
    Fair value of assets acquired...............................................       $    150.9          $    302.2
    Cash used to acquire businesses.............................................           (124.5)             (269.3)
                                                                                  -----------------   -----------------
         Liabilities assumed or incurred........................................       $     26.4          $     32.9
                                                                                  =================   =================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

DISCONTINUED OPERATION

         The Automotive Products segment was sold on October 9, 1998. The discontinued segment's results for the three and nine month periods ended September 30, 1998 are presented separately in a single caption, "Income from discontinued operations, net of income taxes." The cash flows from discontinued operations are summarized into a single line "Cash provided by discontinued operations" in the Consolidated Statements of Cash Flows. No debt was allocated to the discontinued operations and the income from discontinued operations does not include an allocation of Cooper's interest expense. See Note 9 of the Notes to Consolidated Financial Statements regarding the financial results of the discontinued operation during the three and nine month periods ended September 30, 1998.

IMPACT OF AUTOMOTIVE PRODUCTS SEGMENT DIVESTITURE

         The proceeds from the sale of the Automotive Products segment of $1.9 billion were utilized to purchase 21.2 million shares of Cooper Common stock at a cost of $1.0 billion and to repay $900 million of debt during calendar year 1998. The mix of debt repayment and Common stock purchases was designed to approximately replace the loss of the Automotive Products segment earnings per share through lower interest expense and lower average shares outstanding.

         As a result of the use of the proceeds to repay debt and purchase shares of Cooper Common stock, income from continuing operations and net income for the three and nine months ended September 30, 1999 and 1998 are not comparable. Cooper estimates that the Automotive Products segment diluted earnings per share of $.22 in the third quarter of 1998 were approximately replaced in the three month period ended September 30, 1999 by the effects of the utilization of the proceeds and lower corporate expenses resulting from the divestiture. For the nine months ended September 30, 1998, the Automotive Products segment diluted earnings per share were $.71 and the effects of the utilization of the proceeds and lower corporate expenses resulting from the divestiture were modestly inadequate in the nine month period ended September 30, 1999 to totally replace the earnings.

NONRECURRING INCOME AND EXPENSES

         During the fourth quarter of 1998, Cooper announced a voluntary and involuntary severance program and committed to consolidate several facilities. While both the voluntary and involuntary severance programs were announced in 1998, the amount that could be accrued in 1998 was limited to severance relating to personnel actually severed in the fourth quarter and the severance provided by Cooper's written formal policies. During the first quarter of 1999, Cooper completed the voluntary program and accrued an additional $5.8 million primarily representing the voluntary severance program premium over the severance provided under Cooper's established policies. Cooper also accrued $1.5 million related to severance and other costs for facility closures announced during the first quarter of 1999. The additional accruals during the first quarter of 1999 totaled $7.3 million. In addition, during the first quarter of 1999, Cooper reduced legal accruals by $2.8 million related to the favorable settlement of certain litigation concerning lead in mini-blinds and reassessment of the required reserve. Cooper also reached agreement and received $.8 million under an insurance policy related to the unsuccessful offer to acquire TLG plc in 1998. Since the original charge related to the litigation was included as a nonrecurring item in the Tools & Hardware segment and the costs related to TLG plc were reflected as a nonrecurring corporate item, the reversal of the accrual and the reimbursement of the expenses were reflected as nonrecurring items. The net nonrecurring items for the first quarter of 1999 resulted in a $3.7 million charge before income taxes and an after tax charge of $2.4 million ($.02 per diluted common share).

         The following table reflects the activity during 1999 related to the 1998 fourth quarter and the 1999 first quarter employee reduction and facility consolidation plan.


                                                                         No. of          Accrued           Facility
                                                                       Employees        Severance        Consolidation
                                                                      -------------    ------------     ----------------
                                                                                           (in millions)
Balance at December 31, 1998......................................         1,635           $ 25.4             $   7.8
Voluntary Severance Program premium over normal severance.........             -              5.8                 -
Facility closings announced.......................................           249              1.2                  .3
Employees terminated..............................................          (938)             -                   -
Cash expenditures.................................................             -            (14.4)               (2.2)
                                                                      -------------    ------------     ----------------
Balance September 30, 1999........................................           946           $ 18.0             $   5.9
                                                                      =============    ============     ================

         Cooper anticipates incurring in excess of $11 million related to severance costs, facility exit costs and disruptions to operations that could not be accrued as of September 30, 1999. A majority of the $11 million relates to operating inefficiencies, training, personnel and inventory relocation costs which are required to be expensed as incurred. These costs are spread over the remainder of 1999 and into 2000 and are anticipated to be modestly less than the savings from the anticipated cost reductions. Cooper anticipates that the accrued severance and facility consolidation accruals will be ratably expended over the remainder of 1999 and 2000 as severed employees are paid, additional employees are severed and facility consolidations completed. This paragraph contains forward-looking statements and actual results may differ materially. The statements are based on certain assumptions including the number of employees actually severed, the timing of the facility consolidations, the magnitude of the disruption from facility consolidation and the ability to achieve the projected cost reductions.

                        RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         Income from continuing operations for the third quarter of 1999 was $84.4 million on revenues of $982.2 million compared with 1998 third quarter income from continuing operations of $67.3 million on revenues of $924.0 million. Net income declined to $84.4 million in the third quarter of 1999 from $93.2 million in 1998 due to the absence of the discontinued Automotive Products segment earnings. Third quarter diluted earnings per share increased 10% to $.89 from $.81 in 1998.

REVENUES:

         Revenues for the third quarter of 1999 increased 6% compared to the third quarter of 1998. After excluding the effects of acquisitions, revenues increased 3% when compared to the third quarter of last year.

         Third quarter 1999 Electrical Products segment revenues increased 9% from the same period last year. Excluding the incremental impact of acquisitions, segment revenues were up 6% compared to last year. Leading the year-over-year improvement were domestic sales of lighting fixtures due to strong residential and non-residential construction markets. Circuit protection products also experienced solid growth through increased penetration into the electronics marketplace. Shipment of electrical distribution equipment continued to improve as progress was made in gaining efficiencies following the implementation of a business system in the fourth quarter of 1998. In the third quarter of 1999, demand for electrical construction materials utilized in projects stabilized at the lower levels experienced in the third quarter of 1998. The unfavorable impact of foreign currency translation reduced reported Electrical Products segment revenues during the quarter by approximately 1%.

         Tools & Hardware segment revenues for the quarter were down 2% from the third quarter of 1998. Excluding the incremental impact from acquisitions, revenues were down 6%. Domestic aerospace and general industrial tool markets remained weak during the quarter. A strong U.S. Dollar resulted in a negative impact on revenues of approximately 3%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 67.6% for the third quarter of 1999 compared to 67.3% for the comparable 1998 quarter. Cost of sales was impacted by reorganization activities and the related production inefficiencies. Lower absorption of overhead costs due to reduced production levels, primarily in the Tools & Hardware segment also impacted cost of sales. Selling and administrative expenses, as a percentage of revenues, for the third quarter of 1999 were comparable to the same period in 1998.

         Goodwill amortization increased due to several acquisitions completed since September 30, 1998. Interest expense, net for the third quarter of 1999 decreased $21.1 million from the same period of last year primarily as a result of utilizing $900 million of the Automotive Products sale proceeds to reduce debt.

SEGMENT OPERATING EARNINGS:

         The Electrical Products segment third quarter 1999 operating earnings increased 8% to $133.8 million from $124.5 million for the same quarter of last year. Acquisitions contributed 2% towards the improvement in the quarter. The increase in operating earnings was driven by the increase in sales, primarily of lighting products and circuit protection devices.

         Tools & Hardware segment operating earnings for the quarter reflect a 19% decrease from the prior year, primarily the result of reduced sales, negative product mix and operating inefficiencies resulting from restructuring projects. Excluding the impact of acquisitions, segment operating earnings were 23% below the third quarter of 1998.

INCOME TAXES:

         The continuing effective tax rate was 36.0% for each of the quarters ended September 30, 1999 and 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         Income from continuing operations for the nine months ended September 30, 1999 was $248.0 million on revenues of $2,864.4 million compared with 1998 nine month income from continuing operations of $207.0 million on revenues of $2,769.3 million. Net income declined to $248.0 million during the nine months ended September 30, 1999 from $291.2 million for the same period in 1998 due to the absence of the discontinued Automotive Products segment earnings. Diluted earnings per share increased 7% to $2.61 from $2.45 in 1998. Net income in 1999 includes a first quarter nonrecurring charge of $2.4 million on an after-tax basis primarily resulting from the completion of the early retirement plan and plant closings included in Cooper's cost control and asset rationalization program announced in December 1998. The charge reduced diluted earnings per share $.02 for the nine months ended September 30, 1999.

REVENUES:

         Revenues for the nine months ended September 30, 1999 increased 3% compared to the same period of 1998. After excluding the effects of acquisitions, revenues were slightly ahead of the prior year period.

         Year-to-date revenues for the Electrical Products segment increased 5% from the same period last year. Excluding recent acquisitions, segment revenues were up 3% compared to the first nine months of

1998. All Electrical Products' businesses, except electrical construction materials utilized in projects, improved revenues during 1999 over the comparable period of 1998. This was due primarily to increased sales of lighting fixtures from a continued strong residential and non-residential construction market and growth in circuit protection products sales into the electronics marketplace. Increased shipments of electrical distribution equipment following the fourth quarter 1998 implementation of a new business system, also contributed to the year-over-year improvement.

         Tools & Hardware segment revenues for the nine months ended September 30, 1999 decreased 3%, compared to the same period of 1998. Without the benefit of acquisitions, revenues declined 9% from the prior year period. The shortfall was the result of continued sluggish demand in the domestic aerospace market and in the industrial markets of Europe and North America. The negative impact of translation reduced revenues for the nine months ended September 30, 1999 by approximately 2%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, for the nine months ended September 30, 1999 declined one tenth of a point from the comparable 1998 period. Cost reductions in most businesses were the primary contributor to the increase in margins. Selling and administrative expenses, as a percentage of revenues, were lower than the prior year period by two tenths of a point. This decrease in selling and administrative expenses as a percentage of revenues for 1999 was primarily due to reduced corporate expenses following the fourth quarter 1998 divestiture of the Automotive Products business and cost improvement efforts, somewhat offset by the loss of leverage from lower sales revenues in the Tools & Hardware segment.

         Goodwill amortization increased due to the acquisition of Intool in March 1998 and several other acquisitions completed during 1998 and 1999. Nonrecurring expense for the nine months ended September 30, 1999 related primarily to severance on completion of the voluntary severance program announced in the fourth quarter of 1998 and severance obligations on plant closings announced during the first quarter of 1999. Interest expense, net for the nine months ended September 30, 1999 decreased $48.4 million from the same period of last year primarily as a result of utilizing $900 million of the Automotive Products sale proceeds to reduce debt.

SEGMENT OPERATING EARNINGS:

         Year-to-date operating earnings for the Electrical Products segment increased 6% to $386.1 million, excluding nonrecurring charges, from $364.0 million for the same period last year. Excluding the incremental effect of acquisitions, segment operating earnings were up 5% compared to last year. The operating earnings increase was driven mainly by increased sales of lighting products into the residential and non-residential construction markets and greater shipments of circuit protection devices into the electronics markets. Also contributing to the improvement in operating earnings were the benefits of cost reduction programs.

         Excluding nonrecurring charges, the Tools & Hardware segment operating earnings reflected a 14% decline from the same period last year. Without the benefit of acquisitions, operating earnings were 21% below the prior year. Continued weak demand from the domestic aerospace market and industrial tool market had a negative impact on product mix. Also impacting operating earnings were manufacturing inefficiencies as operations adjusted to lower levels of production and production disruptions related to restructuring projects.

INCOME TAXES:

         The continuing effective tax rate was 36.0% for each of the nine month periods ended September 30, 1999 and 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $151 million during the nine months ended September 30, 1999 compared to an increase of $153 million in the same period of 1998. Operating working capital turnover for the nine months ended September 30, 1999 of 4.5 turns declined from 4.9 turns in the same period of 1998. The decline in turnover was due to higher operating working capital levels to support consolidation and cost reduction programs in several businesses and the impact of the new business system implementation at one of the electrical product businesses. Operating working capital increased during the nine months ended September 30, 1999 primarily due to an increase in accounts receivable and reduced accounts payable. Receivables increased primarily due to higher revenues and information systems conversions at one of the electrical product businesses.

         Cash flows from operating activities during the nine months ended September 30, 1999 totaled $246 million. These funds, along with $149 million in cash received from the disposition of the Automotive Products segment and $30 million in cash received from the exercise of stock options, were used to fund capital expenditures of $116 million, acquisitions of $125 million, a decrease in debt of $63 million, share repurchases of $44 million and dividends of $93 million. During the nine months ended September 30, 1998, cash provided by operating activities totaled $190 million. These funds, along with an increase in debt of $946 million, cash provided by discontinued operations of $73 million and cash received from the exercise of stock options of $40 million were used to fund acquisitions of $269 million, capital expenditures of $103 million, dividends of $116 million, share repurchases of $733 million and an investment in TLG, plc common stock of $42 million.

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

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $3.3 million during each of the nine months ended September 30, 1999 and 1998, respectively.

         In the fourth quarter of 1998, Cooper reshaped its capital structure to offset the discontinued Automotive Products segment's contribution to earnings per share and to maintain a strong balance sheet that provides capacity for future growth. Cooper has targeted a 35% to 45% debt-to-capitalization ratio, with excess cash being utilized to fund acquisitions or to purchase shares of Cooper Common stock. Cooper's debt-to-total capitalization ratio was 33.1% at September 30, 1999 and 36.5% at December 31, 1998.

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                               SEPTEMBER 30
                                                 -----------------------------------------
                                                        1999                  1998
                                                 -------------------   -------------------
                                                              (in millions)
Electrical Products............................      $     322.0           $     287.0
Tools & Hardware...............................             84.1                  83.9
                                                 -------------------   -------------------
                                                     $     406.1           $     370.9
                                                 ===================   ===================


                                    YEAR 2000

         As of September 30, 1999, Cooper estimates that it is over 99% complete with its efforts to remediate current systems or implement new systems that are year 2000 compliant exclusive of recent acquisitions. Cooper is in the process of evaluating systems of recently acquired businesses, but believes that the business critical systems are or will be substantially year 2000 compliant by the end of 1999.

         Cooper's current review of the risk to its operations because a key third party may not be year 2000 compliant, has not resulted in the identification of risks that require significant contingency plans. The review will continue throughout 1999 and if a significant risk is identified, Cooper will develop contingency plans to address the risk.

                           PART II - OTHER INFORMATION

Item 6.      Exhibit and Reports on Form 8-K

             (a)      Exhibits

                      12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1998 through 1994 and the Nine Months Ended September 30, 1999 and 1998.

                      27.      Financial Data Schedule

             (b)      Reports on Form 8-K

                      Cooper filed a report on Form 8-K dated July 22, 1999, which included a copy of a press release containing Cooper's financial results for the second quarter of 1999.

                      Cooper filed a report on Form 8-K dated August 10, 1999 which updated Cooper's general business outlook for 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Cooper Industries, Inc.
                                       -----------------------------------------
                                                      (Registrant)


Date:    November 12 , 1999            /s/ D. Bradley McWilliams
------------------------------------   -----------------------------------------
                                       D. Bradley McWilliams
                                       Senior Vice President and
                                       Chief Financial Officer and duly
                                       authorized signatory

                                  EXHIBIT INDEX


Exhibit No.

    12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1998 through 1994 and the
                  Nine Months Ended September 30, 1999 and 1998.

    27.           Financial Data Schedule.