Form 10-K405
period 1999-12-31
COOPER INDUSTRIES INC
filed 2000-03-29
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of the registrant's voting stock held by non-affiliates of the registrant as of March 1, 2000 was $2,810,115,101.

        NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF
                          MARCH 1, 2000 -- 93,413,843

                      DOCUMENTS INCORPORATED BY REFERENCE

Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000 (Part I -- Item 1, Part II -- Items 6, 7, 7A and 8,
Part III -- Items 10, 11 and 12 and Part IV -- Item 14(a)(1))

                             Continuation of Page 1

                                     PART I

ITEM 1. BUSINESS; ITEM 2. PROPERTIES

                                    GENERAL

     The term "Cooper" refers to the registrant, Cooper Industries, Inc., which was incorporated under the laws of the State of Ohio on January 8, 1919.

     Cooper operates in two business segments: Electrical Products and Tools & Hardware. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 19 countries and currently employs approximately 30,100 people. On December 31, 1999, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 17,796,000 square feet of space, of which approximately 84 percent was owned and 16 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Certain equipment and production facilities have been financed by industrial revenue bonds issued by local government authorities and are subject to security arrangements customary in such financings.

                                                                                                          SQUARE FOOTAGE OF
                                                             NUMBER AND NATURE OF FACILITIES            PLANTS AND FACILITIES
                                          NUMBER OF    --------------------------------------------    -----------------------
SEGMENT                                   EMPLOYEES    MANUFACTURING    WAREHOUSE    SALES    OTHER      OWNED        LEASED
-------                                   ---------    -------------    ---------    -----    -----    ----------    ---------
Electrical Products....................    22,670            81             7         78        5      10,668,400    1,883,300
Tools & Hardware.......................     7,230            30             8         14        1       4,205,900      900,600
Other..................................       200             -             -          -        1               -      137,800
                                           ------           ---            --         --        --     ----------    ---------
           Total.......................    30,100           111            15         92        7      14,874,300    2,921,700

                                                                      MANUFACTURING PLANT LOCATIONS
                                                                      -----------------------------
                                                  EUROPE
                                        UNITED    (OTHER    UNITED              SOUTH                         REPUBLIC
SEGMENT                                 STATES   THAN UK)   KINGDOM   MEXICO   AMERICA   AUSTRALIA   CANADA   OF CHINA   MALAYSIA
-------                                 ------   --------   -------   ------   -------   ---------   ------   --------   --------
Electrical Products...................    37        12        14        10        3          2          1         1          1
Tools & Hardware......................    16         7         0         4        2          1          -         -          -
                                          --        --        --        --        --         --        --        --         --
          Total.......................    53        19        14        14        5          3          1         1          1

     Operations in the United States are conducted by unincorporated divisions and wholly-owned subsidiaries of Cooper, organized by the two business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through Cooper's two business segments. As a result of these international operations, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with these international operations compared with domestic activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers, restrictions on foreign exchange and currency fluctuations. As the U.S. dollar strengthens against foreign currencies at a rate greater than inflation in those countries, Cooper may experience lower segment revenues and operating earnings. The five countries in which Cooper generates the most international revenues are Canada, Germany, France, Mexico and the United Kingdom. Cooper recently acquired operations in India and Malaysia and has several small joint ventures with operations in China. Investments in India, Malaysia and China are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit 21.0 contains a list of Cooper's subsidiaries.

     Financial information with respect to Cooper's industry segments and geographic areas are contained in Note 14 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-36 through A-38 of Appendix A to the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders. A discussion of acquisitions and divestitures is included in Notes 2, 3, 6, 16 and 18 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-23 through A-27 and A-40 through A-41 of Appendix A to the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders.

     With its two business segments, Cooper serves three major markets: industrial, construction, and electrical power distribution. Markets for Cooper's products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Cooper experiences substantial competition in both of its business segments. The number and size of competitors vary considerably depending on the product line. Cooper cannot specify with exactitude the number of competitors in each product category or their relative market position. However, most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper considers its reputation as a manufacturer of a broad line of quality products and premier brands to be an important factor in its businesses. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment, hazardous duty electrical equipment, emergency lighting, lighting fixtures, fuses, nonpower hand tools and industrial power tools.

     Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 1999, approximately $54.0 million was spent for research and development activities as compared with approximately $50.4 million in 1998 and $41.8 million in 1997. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted or products are sold. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2000. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper's accruals for environmental liabilities, see Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages A-26 and A-27 of Appendix A to the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders.

     Approximately 58 percent of Cooper's hourly production work force in the United States is employed in 43 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 42 percent of the hourly production employees exist with 21 bargaining units at 20 operations in the United States. Cooper also has agreements with various unions at 33 international operations. During 1999, new agreements were concluded covering hourly production employees at 6 operations in the United States. Cooper considers its employee relations to be excellent.

     Sales backlog at December 31, 1999 was approximately $389 million, all of which is for delivery during 2000, compared with backlog of approximately $385 million at December 31, 1998.

     The following describes the business conducted by each of Cooper's business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth on the table at the end of this Item. Information concerning market conditions, as well as information concerning revenues and operating earnings for each segment, is incorporated herein by reference to pages A-1 through A-15 of Appendix A to the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders.

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

     Demand for Electrical Products follows general economic conditions and is generally sensitive to activity in the construction market, industrial production levels and spending by utilities for replacements, expansions and efficiency improvements. The segment's product lines are marketed directly to original equipment manufacturers and utilities and to a variety of end users through major distributor chains, retail home centers and thousands of independent distributors.

                                TOOLS & HARDWARE

     The Tools & Hardware segment manufactures, markets and sells hand tools for industrial, construction and consumer markets; automated assembly systems for industrial markets; and electric and pneumatic industrial power tools for general industry, primarily automotive and aerospace manufacturers.

     The principal raw material requirements include flat and bar stock steel, brass, copper, tin plate, fiberglass, aluminum, iron castings, wood, plastic pellets and plastic sheet. These materials are available from and supplied by numerous sources in the United States and abroad.

     Demand for nonpowered hand tools, assembly systems and industrial power tools is driven by employment levels and industrial activity in major industrial countries and by consumer spending. In addition, demand for industrial power tools is influenced by automotive and aerospace production. The segment's products are sold by a company sales force, independent distributors and retailers.

                            COOPER INDUSTRIES, INC.

             PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT

                              ELECTRICAL PRODUCTS
                           MAJOR PRODUCTS AND BRANDS*

ARKTITE plugs and receptacles.
ARROW HART wiring devices.
ATLITE indoor commercial lighting.
BLESSING, CSA, PRETRONICA and UNIVEL emergency
  lighting and power systems.
BUSS electrical and electronic fuses.
CAM-LOK electrical connectors.
CAPRI-CODEC cable accessories and flexible conduits.
CEAG emergency lighting systems.
CHAMP and HAZARD-GARD HID and fluorescent lighting.
COILTRONICS inductors and transformers.
CONDULET fittings and outlet bodies.
COOPER POWER SYSTEMS distribution transformers, power capacitors, voltage regulators, surge arresters and pole line hardware and SCADA master stations.
CORELITE and NEO-RAY indirect lighting products.
CROMPTON lighting fixtures and specialty lamps.
CROUSE-HINDS AND CEAG electrical construction materials and CROUSE-HINDS aviation lighting products.
EDISON and EDISON PRO relays.
ELETROMEC DIN style fuses.
EMERALD consumer recessed and track lighting.
EMSA power transformers.
FAIL-SAFE high abuse, clean room and vandal-resistant
  lighting fixtures.
FULLEON, NUGELEC and TRANSMOULD fire detection
  systems.
HALO recessed and track lighting fixtures.
IRIS lighting systems.
JSB, LUMINOX and MENVIER emergency lighting and fire
  detection systems.
KARP, EDISON, MERCURY and B&S electrical fuses.
KEARNEY fuses, connectors, tools and switches.
KYLE distribution switchgear.
LUMIERE specification grade landscape lighting.
MAGNUM terminal strips and disconnect blocks.
MCGRAW-EDISON and LUMARK indoor and outdoor lighting.
METALUX fluorescent lighting.
MOLDED PRODUCTS connectors and systems.
MWS modular wiring systems.
MYERS electrical hubs.
NOVA reclosers, sectionalizers and switches.
OPTIANCE fiber optic lighting.
POLYTRON resettable fuses.
PORTFOLIO architectural recessed lighting.
MCGRAW-EDISON and RTE transformer components, cable
  accessories and fuses.
REGENT security lighting systems.
ROYER wiring devices, sockets and switches.
SCANTRONIC and MENVIER security systems.
SPECONE controls, lighting, plugs and receptacles.
SURE-LITES and ATLITE exit and emergency lighting.
SURGX ESD protection devices.
THEPITT electrical outlet and switch boxes.
TRANSX transient voltage protection devices.
USL sports lighting.
WESTERN POWER fiberglass.

                                TOOLS & HARDWARE
                           MAJOR PRODUCTS AND BRANDS*

AIRETOOL, ASSEMBLY SYSTEMS, BUCKEYE, CLECO, COOPER
  AUTOMATION, DGD, DOLER, DOTCO, GARDNER-DENVER,
  GARDOTRANS, QUACKENBUSH, ROTOR TOOL and RECOULES industrial power tools and assembly equipment.
APEX and GETA screwdriver bits, impact sockets and
  universal joints.
CAMPBELL chain products.
CRESCENT pliers and wrenches.
DIAMOND farrier tools and horseshoes.
EREM precision cutters and tweezers.
KAHNETICS dispensing systems.
LUFKIN measuring tapes.
MASTER POWER industrial air tools.
METRONIX servos and drive controls.
NICHOLSON files and saws.
PLUMB hammers.
UTICA torque measuring and controls.
WELLER soldering equipment.
WIRE-WRAP solderless connection equipment.
WISS and H.K. PORTER cutting products.
XCELITE screwdrivers and nutdrivers.

---------------

* Brand names appearing in bold type are registered trademarks in the United States or abroad of Cooper Industries, Inc. or its subsidiaries, except the following which are unregistered trademarks: Assembly Systems, AtLite, Blessing, B&S, Capri-Codec, Cooper Automation, Corelite, Crompton, CSA, EMSA, Fail-Safe, Geta, Hazard-Gard Iris, Kahnetics, Kearney, Lumiere, Luminox Metronix, Molded Products, Myers, Neo-Ray, NOVA, Nugelec, Optiance, Polytron, Portfolio, Pretronica, Quackenbush, Recoules, Royer, SCADA, SpecOne, Thepitt, Transmould, TransX, Univel, USL and Western Power. Gardner-Denver and SurgX are registered trademarks of Gardner Denver Machinery Inc. and SurgX Corporation, respectively, and are used by Cooper Industries under license.

                            COOPER INDUSTRIES, INC.

ELECTRICAL PRODUCTS

MAJOR MARKETS

     Fuses and circuit protection products are sold to end-users in the construction, industrial, automotive and consumer markets and to manufacturers in the electrical, electronic and automotive industries. Lighting fixtures are utilized in residential construction, industrial and commercial building complexes, shopping centers, parking lots and sports facilities. Electrical power products are used in the utility and industrial markets. Electrical construction materials are used in commercial, residential and industrial projects, by utilities and wastewater treatment plants and in the process and energy industries. Emergency lighting, fire detection and security systems are installed in commercial and industrial applications.

PRINCIPAL DISTRIBUTION METHODS

     Products are sold through distributors for use in general construction, plant maintenance, utilities, process and energy applications, shopping centers, parking lots, sports facilities, and data processing and telecommunications systems; through distributors and direct to manufacturers for use in electronic equipment for consumer, industrial, government and military applications; through distributors and direct to retail home centers; and direct to original equipment manufacturers of appliances, tools, machinery and electronic equipment.

TOOLS AND HARDWARE

MAJOR MARKETS

     Power tools and assembly systems are used by general industrial manufacturers, particularly durable goods producers and original equipment manufacturers, such as those in the aerospace and automobile industries. Hand tools are used in a variety of industrial, electronics, agricultural, construction and consumer applications.

PRINCIPAL DISTRIBUTION METHODS

     Products are sold through distributors and agents to general industry, particularly automotive and aircraft; through distributors and wholesalers to hardware stores, home centers, lumberyards, department stores and mass merchandisers; and direct to original equipment manufacturers, home centers, specialty stores, department stores, mass merchandisers and hardware outlets.

ITEM 3. LEGAL PROCEEDINGS

     Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Cooper's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the shareholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Cooper's Common Stock (symbol -- CBE) is listed on the New York Stock Exchange and the Pacific Exchange. Options for Cooper's Common Stock are listed on the American Stock Exchange.

     As of March 1, 2000 there were 29,407 record holders of Cooper's Common Stock.

     The high and low quarterly sales price for the past two years of Cooper's Common Stock, as reported by Dow Jones & Company, Inc., are as follows:

                                                QUARTER
                           --------------------------------------------------
                              1             2             3             4
                           --------      --------      --------      --------
1999      High.......      $48.3125      $56.6875      $56.7500      $48.8750

          Low........       41.0625       41.9375       46.0000       39.6250

1998      High.......      $60.5000      $70.3750      $58.0000      $50.9375

          Low........       47.0000       54.3125       40.4375       36.8750

     Annual cash dividends declared on Cooper's Common Stock during 1999 and 1998 were $1.32 a share ($.33 a quarter). On February 9, 2000, the Board of Directors increased the dividend rate and declared a quarterly dividend of $.35 a share (or $1.40 on an annualized basis), which will be paid April 3, 2000 to shareholders of record on March 1, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 1999. The selected historical financial information shown below has been derived from Cooper's audited consolidated financial statements. This information should be read in conjunction with Cooper's consolidated financial statements and notes thereto incorporated herein by reference to pages A-16 through A-42 of Appendix A to the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                                          YEARS ENDING DECEMBER 31,
                                             ----------------------------------------------------
                                               1999       1998     1997(1)    1996(1)    1995(1)
                                             --------   --------   --------   --------   --------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenues.................................  $3,868.9   $3,651.2   $3,415.6   $3,380.5   $3,052.1
                                             --------   --------   --------   --------   --------
  Income from continuing operations........  $  331.9   $  335.9   $  310.0   $  285.1   $  178.6
  Income from discontinued operations
     (Automotive Products), net of taxes...        --       87.1       84.6       30.3      102.0
  Charge for discontinued operations
     (Petroleum and Industrial
     Equipment)............................        --         --         --         --     (186.6)
                                             --------   --------   --------   --------   --------
          Net income.......................  $  331.9   $  423.0   $  394.6   $  315.4   $   94.0
                                             ========   ========   ========   ========   ========
INCOME PER COMMON SHARE DATA:
Basic --
  Income from continuing operations........  $   3.53   $   2.97   $   2.64   $   2.66   $   1.60
  Income from discontinued operations
     (Automotive Products).................        --        .77        .72        .28        .92
  Charge for discontinued operations
     (Petroleum and Industrial
     Equipment)............................        --         --         --         --      (1.67)
                                             --------   --------   --------   --------   --------
          Net income.......................  $   3.53   $   3.74   $   3.36   $   2.94   $    .85
                                             ========   ========   ========   ========   ========
Diluted --
  Income from continuing operations........  $   3.50   $   2.93   $   2.57   $   2.52   $   1.60
                                             --------   --------   --------   --------   --------
          Net income.......................  $   3.50   $   3.69   $   3.26   $   2.77   $    .84
                                             ========   ========   ========   ========   ========
BALANCE SHEET DATA (at December 31):
  Total assets.............................  $4,143.4   $3,779.1   $5,507.3   $5,318.9   $5,461.2
  Long-term debt, excluding current
     maturities............................     894.5      774.5    1,272.2    1,737.7    1,865.3
  Shareholders' equity.....................   1,743.1    1,563.6    2,683.5    1,967.2    1,787.8
  CASH DIVIDENDS PER COMMON SHARE..........  $   1.32   $   1.32   $   1.32   $   1.32   $   1.32

---------------

(1) Includes the results of the Kirsch window treatment operation for the five-month period ended May 30, 1997 and the years ended December 31, 1996 and 1995. Kirsch was sold to Newell Co. on May 30, 1997.

     In October 1998, Cooper sold its Automotive Products segment for $1.9 billion in proceeds. The financial information in the above table excludes the results of the Automotive Products segment from income from continuing operations. The discontinued segment's results are presented separately in the caption, "Income from discontinued operations (Automotive Products), net of taxes." In 1995, Cooper divested the remaining businesses comprising its former Petroleum and Industrial Equipment segment through an exchange offer with shareholders for common stock of Cooper Cameron Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference to pages A-1 through A-15 of Appendix A to the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated by reference to "Interest Rate and Foreign Currency Risk" on pages A-13 through A-15 of Appendix A to the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference to pages A-16 through A-42 of Appendix A to the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders, which is included as Exhibit 13.0 to this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to pages 4 through 9 of the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to pages 13 through 22 of the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to pages 3 and 10 of the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements and Other Financial Data (incorporated by reference to the pages shown below in Appendix A to the Cooper Proxy Statement for the 2000 Annual Meeting of Shareholders and included in this Form 10-K Annual Report as Exhibit 13.0).

                                                               PAGE
                                                                NO.
                                                               ----
Report of Management........................................   A-16

Report of Independent Auditors..............................   A-17

Consolidated Income Statements for each of the three years
in the period ended December 31, 1999.......................   A-18

Consolidated Balance Sheets as of December 31, 1999 and
1998........................................................   A-19

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1999.................   A-20

Consolidated Statements of Shareholders' Equity for each of
the three years in the period ended December 31, 1999.......   A-21

Notes to Consolidated Financial Statements..................   A-22
                                                              through
                                                               A-42

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

      3. Exhibits

       3.1    Twenty-Seventh Amended Articles of Incorporation of Cooper
              Industries, Inc. (incorporated herein by reference to Exhibit 3.1 of Cooper's Form 8-K dated August 5, 1997).

       3.2    Code of Regulations (By-Laws), as amended, of Cooper
              Industries, Inc. (incorporated herein by reference to Exhibit 3.2 of Cooper's Form 10-K for the year ended
              December 31, 1997).

       4.1 Rights Agreement, dated as of August 5, 1997, between Cooper and First Chicago Trust Company of New York, as Rights Agent
              (incorporated herein by reference to Exhibit 4.1 to Cooper's
              Registration Statement on Form 8-A dated August 14, 1997).

      10.1 1989 Director Stock Option Plan (incorporated herein by reference to Exhibit 28.1 to Registration Statement No.
              2-33-29302).

      10.2    Cooper Industries, Inc. Directors Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.2 of Cooper's Form
              10-K for the year ended December 31, 1997).

      10.3    Cooper Industries, Inc. Directors Retirement Plan
              (incorporated by reference to Exhibit 10.3 of Cooper's Form
              10-K for the year ended December 31, 1997).

      10.4    Cooper Industries, Inc. Executive Restricted Stock Incentive
              Plan (incorporated by reference to Exhibit 10.4 of Cooper's
              Form 10-K for the year ended December 31, 1997).

      10.5    Cooper Industries, Inc. Supplemental Excess Defined Benefit
              Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) of Cooper's Form 10-Q for the quarter ended September 30, 1998).

      10.6    Cooper Industries, Inc. Supplemental Excess Defined
              Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) of Cooper's Form 10-Q for the quarter ended September 30, 1998).

      10.7    Management Incentive Compensation Deferral Plan
              (incorporated by reference to Exhibit 10.7 of Cooper's Form
              10-K for the year ended December 31, 1997).

      10.8    Crouse-Hinds Company Officers' Disability and Supplemental
              Pension Plan (incorporated by reference to Exhibit 10.8 of
              Cooper's Form 10-K for the year ended December 31, 1997).

      10.9    Cooper Industries, Inc. Amended and Restated Stock Incentive
              Plan (incorporated herein by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 to Registration Statement No.
              333-08277).

      10.10   Form of Incentive Stock Option Agreement for Cooper
              Industries, Inc. Stock Incentive Plan.


      10.11   Form of Nonqualified Stock Option Agreement for Cooper
              Industries, Inc. Stock Incentive Plan.

      10.12   Form of Cooper Industries, Inc. Executive Stock Incentive
              Agreement (incorporated herein by reference to Exhibit 10.12 of Cooper's Form 10-K for the year ended December 31, 1995).

      10.13   Cooper Industries, Inc. Second Amended and Restated
              Management Annual Incentive Plan (incorporated herein by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 to Registration Statement No. 333-51441).

      10.14 Cooper Industries, Inc. Directors' Stock Plan (incorporated herein by reference to Exhibit III to Cooper's Proxy
              Statement for the Annual Meeting of Shareholders held April
              30, 1996).

      10.15   Form of Directors' Nonqualified Stock Option Agreement for
              Directors' Stock Plan (incorporated herein by reference to Exhibit 10.18 of Cooper's Form 10-K for the year ended
              December 31, 1997).

      10.16   Cooper Industries, Inc. Directors' Retainer Fee Stock Plan
              (incorporated herein by referenced to Exhibit 4.3 of Registration Statement No. 333-51439).

      10.17   Form of Management Continuity Agreement between Cooper
              Industries, Inc. and key management personnel which applies if there is a Change of the Control of Cooper (incorporated herein by reference to Exhibit 10(ii) of Cooper's Form 10-Q for the quarter ended September 30, 1998).

      10.18   Purchase and Sale Agreement between Cooper Industries, Inc.
              and Federal-Mogul Corporation dated August 17, 1998
              (incorporated herein by reference to Exhibit 10(i) of Cooper's Form 10-Q for the quarter ended September 30,
              1998).

      12.0    Computation of Ratios of Earnings to Fixed Charges for the
              Calendar years 1995 through 1999.

      13.0    Text of Appendix A to Cooper Industries, Inc. Proxy
              Statement for the Annual Meeting of Shareholders to be held
              April 25, 2000.

      21.0    List of Cooper Industries, Inc. Subsidiaries.

      23.0    Consent of Ernst & Young LLP.

      24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.

      27.0    Financial Data Schedule.

     Cooper will furnish to the Commission supplementally upon request a copy of any instrument with respect to long-term debt of Cooper.

     Copies of the above Exhibits are available to shareholders of record at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

         Cooper Industries, Inc.
         Attn: Corporate Secretary
         P.O. Box 4446
         Houston, Texas 77210

(b) Reports on Form 8-K. During the last quarter of 1999, Cooper filed a report on Form 8-K dated October 21, 1999, which included a copy of a press release containing Cooper's financial results for the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COOPER INDUSTRIES, INC.

                                            By: /s/H. JOHN RILEY, JR.
                                              ----------------------------------
                                                (H. John Riley, Jr.,
                                                Chairman, President
                                                and Chief Executive Officer)

Date: March 29, 2000

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----
/s/H. JOHN RILEY, JR.                                  Chairman, President and Chief         March 29, 2000
-----------------------------------------------------  Executive Officer (Principal
(H. John Riley, Jr.)                                   Executive Officer and Director)

/s/D. BRADLEY MCWILLIAMS                               Senior Vice President and Chief       March 29, 2000
-----------------------------------------------------  Financial Officer (Principal
(D. Bradley McWilliams)                                Accounting Officer)

*LINDA A. HILL                                         Director                              March 29, 2000
-----------------------------------------------------
(Linda A. Hill)

*JOHN D. ONG                                           Director                              March 29, 2000
-----------------------------------------------------
(John D. Ong)

*SIR RALPH H. ROBINS                                   Director                              March 29, 2000
-----------------------------------------------------
(Sir Ralph H. Robins)

*H. LEE SCOTT                                          Director                              March 29, 2000
-----------------------------------------------------
(H. Lee Scott)

*DAN F. SMITH                                          Director                              March 29, 2000
-----------------------------------------------------
(Dan F. Smith)

*JAMES R. WILSON                                       Director                              March 29, 2000
-----------------------------------------------------
(James R. Wilson)

*By /s/DIANE K. SCHUMACHER
-----------------------------------------------------
    (Diane K. Schumacher, as Attorney-In-Fact for
    each of the persons indicated)

                            COOPER INDUSTRIES, INC.

                        1999 ANNUAL REPORT ON FORM 10-K
                             CROSS REFERENCE SHEET

                                                                                  PAGE REFERENCE
                                                                  PAGE           IN INCORPORATED
                                                                REFERENCE        PROXY STATEMENT
ITEM NO. AND DESCRIPTION IN FORM 10-K                            IN 10-K      (EXHIBIT 13.0 TO 10-K)
-------------------------------------                         -------------   ----------------------
Item 1.    Business........................................   2 through 8      A-1 through A-15
                                                                               A-23 through A-27
                                                                               A-36 through A-38
                                                                               A-40 through A-41
Item 2.    Properties......................................   2 through 8             --
Item 3.    Legal Proceedings...............................   9                       --
Item 4.    Submission of Matters to a Vote of Security
             Holders.......................................   9                       --
Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters...................   9                       --
Item 6.    Selected Financial Data.........................   10               A-16 through A-42
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations....................................   11               A-1 through A-15
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk...................................   11               A-13 through A-15
Item 8.    Financial Statements and Supplementary Data.....   11               A-16 through A-42
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...........   11                      --
Item 10.   Directors and Executive Officers of the
             Registrant....................................   11                  4 through 9
Item 11.   Executive Compensation..........................   11                 13 through 22
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management................................   11                     3, 10
Item 13.   Certain Relationships and Related
             Transactions..................................   11                      --
Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K...........................   12 through 15    A-16 through A-42

                                 EXHIBIT INDEX

       3.1    Twenty-Seventh Amended Articles of Incorporation of Cooper
              Industries, Inc. (incorporated herein by reference to Exhibit 3.1 of Cooper's Form 8-K dated August 5, 1997).

       3.2    Code of Regulations (By-Laws), as amended, of Cooper
              Industries, Inc. (incorporated herein by reference to Exhibit 3.2 of Cooper's Form 10-K for the year ended
              December 31, 1997).

       4.1 Rights Agreement, dated as of August 5, 1997, between Cooper and First Chicago Trust Company of New York, as Rights Agent
              (incorporated herein by reference to Exhibit 4.1 to Cooper's
              Registration Statement on Form 8-A dated August 14, 1997).

      10.1 1989 Director Stock Option Plan (incorporated herein by reference to Exhibit 28.1 to Registration Statement No.
              2-33-29302).

      10.2    Cooper Industries, Inc. Directors Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.2 of Cooper's Form
              10-K for the year ended December 31, 1997).

      10.3    Cooper Industries, Inc. Directors Retirement Plan
              (incorporated by reference to Exhibit 10.3 of Cooper's Form
              10-K for the year ended December 31, 1997).

      10.4    Cooper Industries, Inc. Executive Restricted Stock Incentive
              Plan (incorporated by reference to Exhibit 10.4 of Cooper's
              Form 10-K for the year ended December 31, 1997).

      10.5    Cooper Industries, Inc. Supplemental Excess Defined Benefit
              Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) of Cooper's Form 10-Q for the quarter ended September 30, 1998).

      10.6    Cooper Industries, Inc. Supplemental Excess Defined
              Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) of Cooper's Form 10-Q for the quarter ended September 30, 1998).

      10.7    Management Incentive Compensation Deferral Plan
              (incorporated by reference to Exhibit 10.7 of Cooper's Form
              10-K for the year ended December 31, 1997).

      10.8    Crouse-Hinds Company Officers' Disability and Supplemental
              Pension Plan (incorporated by reference to Exhibit 10.8 of
              Cooper's Form 10-K for the year ended December 31, 1997).

      10.9    Cooper Industries, Inc. Amended and Restated Stock Incentive
              Plan (incorporated herein by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 to Registration Statement No.
              333-08277).

      10.10   Form of Incentive Stock Option Agreement for Cooper
              Industries, Inc. Stock Incentive Plan.

      10.11   Form of Nonqualified Stock Option Agreement for Cooper
              Industries, Inc. Stock Incentive Plan.

      10.12   Form of Cooper Industries, Inc. Executive Stock Incentive
              Agreement (incorporated herein by reference to Exhibit 10.12 of Cooper's Form 10-K for the year ended December 31, 1995).

      10.13   Cooper Industries, Inc. Second Amended and Restated
              Management Annual Incentive Plan (incorporated herein by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 to Registration Statement No. 333-51441).

      10.14 Cooper Industries, Inc. Directors' Stock Plan (incorporated herein by reference to Exhibit III to Cooper's Proxy
              Statement for the Annual Meeting of Shareholders held April
              30, 1996).

      10.15   Form of Directors' Nonqualified Stock Option Agreement for
              Directors' Stock Plan (incorporated herein by reference to Exhibit 10.18 of Cooper's Form 10-K for the year ended
              December 31, 1997).

      10.16   Cooper Industries, Inc. Directors' Retainer Fee Stock Plan
              (incorporated herein by referenced to Exhibit 4.3 of Registration Statement No. 333-51439).

      10.17   Form of Management Continuity Agreement between Cooper
              Industries, Inc. and key management personnel which applies if there is a Change of the Control of Cooper (incorporated herein by reference to Exhibit 10(ii) of Cooper's Form 10-Q for the quarter ended September 30, 1998).

      10.18   Purchase and Sale Agreement between Cooper Industries, Inc.
              and Federal-Mogul Corporation dated August 17, 1998
              (incorporated herein by reference to Exhibit 10(i) of Cooper's Form 10-Q for the quarter ended September 30,
              1998).

      12.0    Computation of Ratios of Earnings to Fixed Charges for the
              Calendar years 1995 through 1999.

      13.0    Text of Appendix A to Cooper Industries, Inc. Proxy
              Statement for the Annual Meeting of Shareholders to be held
              April 25, 2000.

      21.0    List of Cooper Industries, Inc. Subsidiaries.

      23.0    Consent of Ernst & Young LLP.

      24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.

      27.0    Financial Data Schedule.