Form 10-Q
period 2000-03-31
COOPER INDUSTRIES INC
filed 2000-05-12
CIK 24454

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________


Commission File Number                     1-1175
                        --------------------------------------------------------

                             Cooper Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Ohio                                                     31-4156620
-------------------------------------------------------------------------------------------------------------------------
               (State or other jurisdiction of                                    (I.R.S. Employer
               incorporation or organization)                                    Identification No.)

                   600 Travis, Suite 5800                                       Houston, Texas 77002
-------------------------------------------------------------------------------------------------------------------------
          (Address of principal executive offices)                                   (Zip Code)


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

Number of shares outstanding of issuer's common stock as of April 28, 2000 was 93,178,181.

PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                    ------------------------------
                                                       2000                 1999
                                                    -----------          ---------
                                                   (in millions, where applicable)
Revenues ...............................            $   1,038.9          $   924.7
Cost of sales ..........................                  701.7              622.0
Selling and administrative expenses ....                  176.4              156.3
Goodwill amortization ..................                   13.4               11.3
Nonrecurring charges ...................                     --                3.7
Interest expense, net ..................                   18.3               13.2
                                                    -----------          ---------
    Income before income taxes .........                  129.1              118.2
Income taxes ...........................                   45.2               42.6
                                                    -----------          ---------
    Net income .........................            $      83.9          $    75.6
                                                    ===========          =========

Income per Common Share:
    Basic ..............................            $       .89          $     .80
                                                    ===========          =========
    Diluted ............................            $       .89          $     .80
                                                    ===========          =========

Cash dividends per Common Share ........            $       .35          $     .33
                                                    ===========          =========

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                   MARCH 31,        DECEMBER 31,
                                                     2000               1999
                                                  ----------        ------------
                                    ASSETS                (in millions)
Cash and cash equivalents ...............         $     23.4         $     26.9
Receivables .............................              809.9              740.3
Inventories .............................              661.8              569.3
Deferred income taxes and
  other current assets ..................              164.2              130.1
                                                  ----------         ----------
         Total current assets ...........            1,659.3            1,466.6
                                                  ----------         ----------
Property, plant and equipment,
  less accumulated depreciation..........              805.0              768.0
Goodwill, less accumulated
  amortization ..........................            1,764.8            1,739.0
Deferred income taxes and other
  noncurrent assets .....................              170.6              169.8
                                                  ----------         ----------
         Total assets ...................         $  4,399.7         $  4,143.4
                                                  ==========         ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt .........................         $    112.0         $    191.2
Accounts payable ........................              397.9              393.4
Accrued liabilities .....................              503.1              492.5
Accrued income taxes ....................               36.9                6.6
Current maturities of long-term debt ....               52.0                2.1
                                                  ----------         ----------
         Total current liabilities ......            1,101.9            1,085.8
                                                  ----------         ----------
Long-term debt ..........................            1,129.7              894.5
Postretirement benefits other than
  pensions ..............................              220.5              224.4
Other long-term liabilities .............              195.8              195.6
                                                  ----------         ----------
         Total liabilities ..............            2,647.9            2,400.3
                                                  ----------         ----------
Common stock, $5.00 par value ...........              615.0              615.0
Capital in excess of par value ..........              669.4              671.7
Retained earnings .......................            2,049.4            1,998.1
Common stock held in treasury, at cost ..           (1,483.9)          (1,449.3)
Unearned employee stock ownership plan
  compensation ..........................              (17.6)             (23.0)
Accumulated other non-owner changes
  in equity .............................              (80.5)             (69.4)
                                                  ----------         ----------
         Total shareholders' equity .....            1,751.8            1,743.1
                                                  ----------         ----------
         Total liabilities and
           shareholders' equity .........         $  4,399.7         $  4,143.4
                                                  ==========         ==========

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ------------------------
                                                     2000             1999
                                                   --------         -------
                                                         (in millions)
Cash flows from operating activities:
    Net income .................................   $   83.9         $  75.6

Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization ..............       40.0            35.9
    Deferred income taxes ......................        2.8            10.5
    Changes in assets and liabilities: (1)
        Receivables ............................      (36.5)          (50.5)
        Inventories ............................      (49.7)          (28.5)
        Accounts payable and accrued
          liabilities ..........................       (2.0)          (15.1)
        Accrued income taxes ...................       30.3             8.2
        Other assets and liabilities, net ......      (23.4)           (4.3)
                                                   --------         -------
              Net cash provided by
                operating activities ...........       45.4            31.8

Cash flows from investing activities:
    Cash paid for acquired businesses ..........     (135.2)           --
    Capital expenditures .......................      (51.5)          (35.7)
    Proceeds from disposition of business ......       --              29.1
    Proceeds from sales of property,
      plant and equipment ......................        2.9             2.8
                                                   --------         -------
              Net cash used in investing
                activities .....................     (183.8)           (3.8)

Cash flows from financing activities:
    Proceeds from issuances of debt ............      208.7            --
    Repayments of debt .........................       (2.5)           (3.9)
    Dividends ..................................      (32.7)          (31.1)
    Acquisition of treasury shares .............      (39.3)           --
    Activity under employee stock plans ........        0.6             2.3
                                                   --------         -------
              Net cash provided by (used in)
                financing activities ...........      134.8           (32.7)
Effect of exchange rate changes on cash
  and cash equivalents .........................        0.1            (1.0)
                                                   --------         -------
Decrease in cash and cash equivalents ..........       (3.5)           (5.7)
Cash and cash equivalents, beginning of period .       26.9            20.4
                                                   --------         -------
Cash and cash equivalents, end of period .......   $   23.4         $  14.7
                                                   ========         =======

(1)  Net of the effects of acquisitions and translation.


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           ACCOUNTING POLICIES

         Basis of Presentation - The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1999 included as Appendix A to Cooper's Proxy Statement dated March 8, 2000.

         Derivative Financial Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, is effective for fiscal years beginning after June 15, 2000 and early adoption is permitted. Cooper is currently evaluating the effects of the new standard.

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

NOTE 3.           ACQUISITIONS AND DIVESTITURES

         During the first quarter of 2000, Cooper completed two acquisitions in its Electrical Products segment. In March 2000, Cooper acquired Eagle Electric for a total cost of $129.8 million. Eagle manufactures and sells electrical wiring devices including switches, receptacles, plugs and connectors, cords and other electrical accessories to the residential and commercial markets. Cooper also acquired a small Indian manufacturer of electrical products.

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

NOTE 4.           INVENTORIES

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2000             1999
                                                                 ---------      ------------
                                                                       (in millions)
Raw materials .........................................          $  222.1         $  196.9
Work-in-process .......................................             146.8            133.6
Finished goods ........................................             350.9            299.5
Perishable tooling and supplies .......................              20.0             20.1
                                                                 --------         --------
                                                                    739.8            650.1
Excess of current standard costs over LIFO costs ......             (78.0)           (80.8)
                                                                 --------         --------
           Net inventories ............................          $  661.8         $  569.3
                                                                 ========         ========


NOTE 5.           LONG-TERM DEBT

         At March 31, 2000, commercial paper and bank loans totaling $500 million were reclassified to long-term debt, reflecting Cooper's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

         During 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At March 31, 2000, all $500 million of the shelf registration was available to be issued.

NOTE 6.           COMMON STOCK

         During the first quarter of 2000, Cooper repurchased 1.1 million shares of its common stock at a cost of $39.3 million.

NOTE 7.           SEGMENT INFORMATION


                                                                   REVENUES                 OPERATING EARNINGS
                                                           ------------------------      -----------------------
                                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                   MARCH 31,                     MARCH 31,
                                                           ------------------------      -----------------------
                                                             2000           1999           2000           1999
                                                           ---------      ---------      ---------     ---------
                                                                               (in millions)
Electrical Products...................................     $   839.1      $   728.5      $   133.2     $   121.4
Tools & Hardware......................................         199.8          196.2           22.0          23.3
                                                           ---------      ---------      ---------     ---------
   Total management reporting.........................     $ 1,038.9      $   924.7          155.2         144.7
                                                           =========      =========
Segment nonrecurring and unusual items:
   Electrical Products................................                                         -             3.0
   Tools & Hardware...................................                                         -             1.5
                                                                                         ---------     ---------
                                                                                               -             4.5
Net segment operating earnings:
   Electrical Products................................                                       133.2         118.4
   Tools & Hardware...................................                                        22.0          21.8
                                                                                         ---------     ---------
                                                                                             155.2         140.2
General corporate expenses............................                                         7.8           9.6
General corporate nonrecurring items..................                                         -            (0.8)
Interest expense, net.................................                                        18.3          13.2
                                                                                         ---------     ---------
Income before income taxes............................                                   $   129.1     $   118.2
                                                                                         =========     =========


NOTE 8.           NET INCOME PER COMMON SHARE


                                                                    BASIC                        DILUTED
                                                          -------------------------     ------------------------
                                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                  MARCH 31,                     MARCH 31,
                                                          -------------------------     ------------------------
                                                              2000          1999           2000          1999
                                                          ------------   ----------     ------------  ----------
                                                                               (in millions)
Net income applicable to Common stock.................     $    83.9      $    75.6      $    83.9     $    75.6
                                                           =========      =========      =========     =========
Weighted average Common shares outstanding............          93.8           94.0           93.8          94.0
                                                           =========      =========
Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards...............                                         0.6           0.7
                                                                                         ---------     ---------
Weighted average Common shares
    and Common share equivalents......................                                        94.4          94.7
                                                                                         ---------     ---------

NOTE 9. NET INCOME AND OTHER NON-OWNER CHANGES IN EQUITY

         Net income and other non-owner changes in equity were $72.8 million and $49.7 million, respectively during the three months ended March 31, 2000 and 1999. The components of net income and other non-owner changes in equity, net of related taxes, were as follows:

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ------------------------------
                                                                                            2000               1999
                                                                                         -----------        -----------
                                                                                                 (in millions)
Net income........................................................................       $      83.9        $      75.6
Foreign currency translation losses...............................................             (11.1)             (25.9)
                                                                                         -----------        -----------
Net income and other non-owner changes in equity..................................       $      72.8        $      49.7
                                                                                         ===========        ===========


NOTE 10. SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

         The following transactions have been excluded from the consolidated statements of cash flows during the three months ended March 31, 2000 (in millions):

Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
    Fair value of assets acquired.................................................................       $      161.3
    Liabilities assumed or incurred...............................................................              (26.1)
                                                                                                         ------------
         Cash used to acquire businesses..........................................................       $      135.2
                                                                                                         ============


NOTE 11. SUBSEQUENT EVENT

         On May 1, 2000, Cooper acquired B-Line Systems for $425 million. B-Line Systems manufactures and markets support systems and enclosures for electrical, mechanical and telecommunications/data applications. The acquisition will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

         Net income for the first quarter of 2000 was $83.9 million on revenues of $1,038.9 million compared with 1999 first quarter net income of $75.6 million on revenues of $924.7 million. First quarter diluted earnings per share increased 11% to $.89 from $.80 in 1999. First quarter 1999 net income includes $2.4 million, or $.02 per share, of nonrecurring net charges primarily related to cost control and asset rationalization programs. See "Nonrecurring Income and Expenses" below.

REVENUES:

         Revenues for the first quarter of 2000 increased 12% compared to the first quarter of 1999. After excluding the effects of acquisitions, revenues increased 4% when compared to the first quarter of last year. The impact of foreign currency translation reduced reported revenues by approximately 1% for the quarter.

         First quarter 2000 Electrical Products revenues rose 15% from the same period last year as all businesses in the segment recorded increased revenues. Excluding the incremental impact of acquisitions, segment revenues were up 4% compared to last year. Sales of circuit protection products increased due to aggressive penetration into high growth electronics and telecommunications markets. Lighting products sales also improved as a result of new product offerings. Also, the sales of electrical distribution and hazardous duty equipment were up slightly over last year. The impact of foreign currency translation reduced reported Electrical Products segment revenues during the quarter by approximately 1%.

         Tools & Hardware segment revenues for the quarter were up 2% from the first quarter of 1999. Excluding the incremental impact from acquisitions, revenues were up 1%. Higher sales of hand tools reflected improvement in the North American electronic and retail markets and increased demand from Latin American markets. Continued weakness in the North American power tools markets partially offset the improved hand tools performance. A strong U.S. Dollar reduced total Tools & Hardware revenues during the quarter by approximately 2%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 67.5% for the first quarter of 2000 compared to 67.3% for the comparable 1999 quarter. The increase in the cost of sales percentage was due to the impact of acquisitions made during the past twelve months. Excluding this impact, cost of sales as a percentage of revenues was 67.0% for the 2000 first quarter. Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2000 were 17.0% compared to 16.9% for the same period in 1999.

         Goodwill amortization increased due to several acquisitions completed during the past year. Interest expense, net for the first quarter of 2000 increased $5.1 million from the 1999 first quarter primarily as a result of additional borrowings to fund acquisitions and stock repurchases made during the past twelve months, partially offset by increased capitalized interest.

NONRECURRING INCOME AND EXPENSES:

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

         The following table reflects the activity during the first quarter of 2000 related to the 1998 fourth quarter and the 1999 first quarter employee reduction and facility consolidation plans.

                                                                         No. of            Accrued           Facility
                                                                        Employees         Severance        Consolidation
                                                                        ---------       --------------------------------
                                                                                                  (in millions)
Balance at December 31, 1999......................................            918          $   10.4          $     4.7
Cash expenditures.................................................              -              (1.2)               (.2)
                                                                         --------          --------          ---------
Balance March 31, 2000............................................            918          $    9.2          $     4.5
                                                                         ========          ========          =========

         Cooper anticipates incurring in excess of $9 million related to severance costs, facility exit costs and disruptions to operations that could not be accrued as of March 31, 2000. A majority of the $9 million relates to operating inefficiencies, training, personnel and inventory relocation costs which are required to be expensed as incurred during 2000 and 2001. Cooper anticipates that the accrued severance and facility consolidation accruals will be expended during 2000 and 2001 as terminated employees are paid, the additional employees leave the employment of Cooper and facility consolidations are completed. This paragraph contains forward-looking statements and actual results may differ materially. The statements are based on a number of assumptions, risks and uncertainties including the number of employees actually severed, the timing of the facility consolidations, the magnitude of any disruption from facility consolidations and the ability to achieve the projected cost reductions. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission.

SEGMENT OPERATING EARNINGS:

         Electrical Products segment first quarter 2000 operating earnings increased nearly 10% to $133.2 million from $121.4 million, before nonrecurring items, for the same quarter of last year. Acquisitions constituted approximately 6% of the improvement for the quarter.

         Tools & Hardware segment operating earnings were $22.0 million for the 2000 first quarter, compared to $23.3 million, before nonrecurring items, in the first quarter of 1999. Expenses related to Cooper's continued rationalization of its Tools & Hardware businesses were the primary factor in the decrease.

INCOME TAXES:

         Taxes on income increased primarily as a result of increased taxable earnings, partially offset by a lower tax rate. The effective tax rate was 35% for the quarter ended March 31, 2000 and 36% for the quarter ended March 31, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $158 million during the first quarter of 2000 compared to an increase of $94 million in the first quarter of 1999. The $64 million increase in operating working capital for the 2000 first quarter is primarily due to accounts receivable and inventories received in acquisitions. Operating working capital turnover for the 2000 first quarter of
4.2 turns declined from 4.5 turns in the same period of 1999, also primarily due to the effect of first quarter 2000 acquisitions.

         Cash flows from operating activities in the first quarter of 2000 totaled $45 million. These funds, along with $206 million of increased debt, were used to fund capital expenditures of $52 million, acquisitions of $135 million, share repurchases of $39 million and dividends of $33 million. During the first quarter of 1999, cash provided by operating activities totaled $32 million. These funds, along with the reimbursement of $29 million related to the funding of international automotive operations prior to the separation from Cooper, were used to fund capital expenditures of $36 million and dividends of $31 million.

         On February 10, 2000, Cooper increased the annual dividend rate on its common stock by 8 cents per share to $1.40, or $.35 cents per quarter.

         Anticipated cash flows from operating activities will more than fund the operating cash requirements for the balance of the year. Cooper currently anticipates a continuation of its long-term ability to annually generate in excess of $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the three months ended March 31, 2000 and 1999 was $.7 million and $.5 million, respectively.

         Cooper has targeted a 35% to 45% debt-to-capitalization ratio. Available cash flows are utilized to fund acquisitions, pay down debt or to purchase shares of Cooper Common stock. Cooper's debt-to-total capitalization ratio was 42.5% at March 31, 2000, 36.0% at March 31, 1999 and 38.4% at December 31, 1999. The May 1, 2000 acquisition of B-Line Systems will result in a higher than targeted debt-to-capitalization ratio. Cooper anticipates being within the targeted range by December 31, 2000, assuming no additional significant acquisitions.

         The statements above concerning anticipated cash flows and the anticipated debt-to-capitalization ratio contain forward-looking information, and actual results may differ materially. The statements are based on certain assumptions, including no significant change in the composition of Cooper's business segments, no material change in the amount of revenues and no significant adverse changes in the relationship of the U.S. dollar to the currencies of countries in which Cooper does business. The statement also assumes, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission.

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                                       MARCH 31,
                                                                                 ---------------------
                                                                                  2000           1999
                                                                                 ------         ------
                                                                                     (in millions)
Electrical Products.........................................................     $373.5         $334.2
Tools & Hardware............................................................       95.3           79.5
                                                                                 ------         ------
                                                                                 $468.8         $413.7
                                                                                 ======         ======


                      RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  The U.S. Attorney for the District of Connecticut ("U.S. Attorney") is investigating possible criminal violations of federal environmental laws at a previously owned Cooper facility in Beacon Falls, Connecticut. The violations concern the discharge of treated wastewater with contaminants in excess of permitted levels. The U.S. Attorney has advised Cooper that it, or a former subsidiary, is the target of the investigation, but that no current Cooper employee or member of senior management is either a target or a subject of their investigation. Management is of the opinion that the ultimate disposition of the investigation will not have a material adverse effect on Cooper's financial condition or results of operations. Cooper has been and will continue to cooperate fully with the U.S. Attorney in the ongoing investigation.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 1995 and the Three Months Ended March 31, 2000 and 1999.

                           27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           Cooper filed a report on Form 8-K dated January 27, 2000, which included a copy of a press release containing Cooper's financial results for the quarter and year ended December 31, 1999.

                           Cooper filed a report on Form 8-K dated February 10, 2000, announcing that Cooper has increased the annual dividend rate on its common stock by 8 cents per share to $1.40, or 35 cents per quarter.

                           Cooper filed a report on Form 8-K dated February 15, 2000, which included the business outlook for 2000.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Cooper Industries, Inc.
                                             -----------------------------------
                                                          (Registrant)


Date:  May 12, 2000                          /s/ D. BRADLEY MCWILLIAMS
-----------------------------------          -----------------------------------
                                                 D. Bradley McWilliams
                                                 Senior Vice President and
                                                 Chief Financial Officer


Date:  May 12, 2000                          /s/ JEFFREY B. LEVOS
-----------------------------------          -----------------------------------
                                                 Vice President and Controller
                                                 and Chief Accounting Officer

                                  Exhibit Index


EXHIBIT NO.       DESCRIPTION
-----------       -----------
    12.           Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 1995 and the Three Months Ended March 31, 2000 and 1999.

    27.           Financial Data Schedule.