Form 10-Q
period 2000-06-30
COOPER INDUSTRIES INC
filed 2000-08-11
CIK 24454

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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

Number of shares outstanding of issuer's common stock as of July 31, 2000 was 93,222,175.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                             -----------------------     -----------------------
                                                2000         1999          2000          1999
                                             ---------     ---------     ---------     ---------
                                                       (in millions, where applicable)
Revenues ...............................     $ 1,168.2     $   957.5     $ 2,207.1     $ 1,882.2

Cost of sales ..........................         794.5         639.8       1,496.2       1,261.8
Selling and administrative expenses ....         189.4         156.6         365.8         312.9
Goodwill amortization ..................          14.7          11.5          28.1          22.8
Nonrecurring charges ...................            --            --            --           3.7
Interest expense, net ..................          26.6          12.2          44.9          25.4
                                             ---------     ---------     ---------     ---------
    Income before income taxes .........         143.0         137.4         272.1         255.6
Income taxes ...........................          50.1          49.4          95.3          92.0
                                             ---------     ---------     ---------     ---------
    Net Income .........................     $    92.9     $    88.0     $   176.8     $   163.6
                                             =========     =========     =========     =========



Income per Common Share:
    Basic ..............................     $    1.00     $     .93     $    1.89     $    1.74
                                             =========     =========     =========     =========
    Diluted ............................     $     .99     $     .92     $    1.88     $    1.72
                                             =========     =========     =========     =========


Cash dividends per Common Share ........     $     .35     $     .33     $     .70     $     .66
                                             =========     =========     =========     =========


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,    DECEMBER 31,
                                                                        2000          1999
                                                                      --------    ------------
                               ASSETS                                      (in millions)
Cash and cash equivalents .......................................     $   22.5      $   26.9
Receivables .....................................................        898.1         740.3
Inventories .....................................................        727.5         569.3
Deferred income taxes and other current assets ..................        139.8         130.1
                                                                      --------      --------
         Total current assets ...................................      1,787.9       1,466.6
                                                                      --------      --------
Property, plant and equipment, less accumulated depreciation ....        856.9         768.0
Goodwill, less accumulated amortization .........................      2,016.8       1,739.0
Deferred income taxes and other noncurrent assets ...............        191.7         169.8
                                                                      --------      --------
         Total assets ...........................................     $4,853.3      $4,143.4
                                                                      ========      ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt .................................................     $  131.3      $  191.2
Accounts payable ................................................        417.6         393.4
Accrued liabilities .............................................        499.6         492.5
Accrued income taxes ............................................         15.5           6.6
Current maturities of long-term debt ............................         51.2           2.1
                                                                      --------      --------
         Total current liabilities ..............................      1,115.2       1,085.8
                                                                      --------      --------
Long-term debt ..................................................      1,527.7         894.5
Postretirement benefits other than pensions .....................        216.8         224.4
Other long-term liabilities .....................................        199.1         195.6
                                                                      --------      --------
         Total liabilities ......................................      3,058.8       2,400.3
                                                                      --------      --------
Common stock, $5.00 par value ...................................        615.0         615.0
Capital in excess of par value ..................................        667.3         671.7
Retained earnings ...............................................      2,109.8       1,998.1
Common stock held in treasury, at cost ..........................     (1,481.4)     (1,449.3)
Unearned employee stock ownership plan compensation .............        (11.4)        (23.0)
Accumulated other non-owner changes in equity ...................       (104.8)        (69.4)
                                                                      --------      --------
         Total shareholders' equity .............................      1,794.5       1,743.1
                                                                      --------      --------
         Total liabilities and shareholders' equity .............     $4,853.3      $4,143.4
                                                                      ========      ========


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           ------------------
                                                                            2000        1999
                                                                           ------      ------
                                                                              (in millions)
Cash flows from operating activities:
    Net income .......................................................     $176.8      $163.6

Adjustments to reconcile to net cash provided by
    operating activities:
    Depreciation and amortization ....................................       83.9        71.8
    Deferred income taxes ............................................       10.6         1.4
    Changes in assets and liabilities:(1)
        Receivables ..................................................      (81.4)      (67.1)
        Inventories ..................................................      (72.8)      (33.4)
        Accounts payable and accrued liabilities .....................       (3.1)      (22.6)
        Accrued income taxes .........................................        8.4        31.5
        Other assets and liabilities, net ............................        1.4       (10.2)
                                                                           ------      ------

              Net cash provided by operating activities ..............      123.8       135.0

Cash flows from investing activities:
    Cash paid for acquired businesses ................................     (562.7)      (44.8)
    Capital expenditures .............................................      (94.9)      (76.0)
    Proceeds from disposition of business ............................         --        29.1
    Proceeds from sales of property, plant and equipment .............        7.5         6.5
                                                                           ------      ------
              Net cash used in investing activities ..................     (650.1)      (85.2)

Cash flows from financing activities:
    Proceeds from issuances of debt ..................................      628.1         6.3
    Repayments of debt ...............................................       (2.9)       (4.1)
    Dividends ........................................................      (65.3)      (62.3)
    Acquisition of treasury shares ...................................      (39.3)         --
    Activity under employee stock plans ..............................        1.0         6.6
                                                                           ------      ------
              Net cash provided by (used in) financing activities ....      521.6       (53.5)
Effect of exchange rate changes on cash and cash equivalents .........        0.3        (2.0)
                                                                           ------      ------
Decrease in cash and cash equivalents ................................       (4.4)       (5.7)
Cash and cash equivalents, beginning of period .......................       26.9        20.4
                                                                           ------      ------
Cash and cash equivalents, end of period .............................     $ 22.5      $ 14.7
                                                                           ======      ======


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

     Derivative Financial Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by Statements of Financial Accounting Standards No. 137 and 138, is effective for fiscal years beginning after June 15, 2000 and early adoption is permitted. Cooper is currently evaluating the effects of the new standard.

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

NOTE 3. ACQUISITIONS AND DIVESTITURES

     During the first six months of 2000, Cooper completed three acquisitions in its Electrical Products segment and one small acquisition in its Tools & Hardware segment. In March 2000, Cooper acquired Eagle Electric for $129.8 million. Eagle manufactures and sells electrical wiring devices including switches, receptacles, plugs and connectors, cords and other electrical accessories to the residential and commercial markets. In May 2000, Cooper acquired B-Line Systems for $425.3 million. B-Line Systems manufactures and markets support systems and enclosures for electrical, mechanical and telecommunications/data applications. Cooper also acquired a small Indian manufacturer of electrical products and a small Hungarian assembly equipment manufacturer.

     During the first six months of 1999, Cooper completed two acquisitions in its Electrical Products segment. The acquisitions included a small business in France that expanded the product offerings of the Cooper Menvier division and a small domestic lighting business.

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

NOTE 4. INVENTORIES

                                                           JUNE 30,   DECEMBER 31,
                                                             2000        1999
                                                           --------   ------------
                                                                (in millions)
Raw materials .........................................     $229.7      $196.9
Work-in-process .......................................      145.9       133.6
Finished goods ........................................      409.3       299.5
Perishable tooling and supplies .......................       20.5        20.1
                                                            ------      ------
                                                             805.4       650.1
Excess of current standard costs over LIFO costs ......      (77.9)      (80.8)
                                                            ------      ------
           Net inventories ............................     $727.5      $569.3
                                                            ======      ======


NOTE 5. LONG-TERM DEBT

     At June 30, 2000, $900 million of commercial paper was classified as long-term debt, reflecting Cooper's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

     During 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At June 30, 2000, all $500 million of the shelf registration was available to be issued.

NOTE 6. COMMON STOCK

     During the first quarter of 2000, Cooper repurchased 1.1 million shares of its common stock at a cost of $39.3 million.

NOTE 7. SEGMENT INFORMATION

                                                                 REVENUES
                                                 ----------------------------------------
                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                 ------------------     -----------------
                                                   2000       1999       2000       1999
                                                 -------     ------     ------     ------
                                                               (in millions)
Electrical Products .........................  $   961.6    $ 751.1   $ 1,800.7   $ 1,479.6
Tools & Hardware ............................      206.6      206.4       406.4       402.6
                                               ---------    -------   ---------   ---------
   Total revenues ...........................  $ 1,168.2    $ 957.5   $ 2,207.1   $ 1,882.2
                                               =========    =======   =========   =========


                                                             OPERATING EARNINGS
                                                 ----------------------------------------
                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                 ------------------     -----------------
                                                   2000       1999       2000       1999
                                                 -------     ------     ------     ------
                                                               (in millions)
Electrical Products .........................     $152.5     $130.9     $285.7     $252.3
Tools & Hardware ............................       24.6       29.1       46.6       52.4
                                                  ------     ------     ------     ------
   Total management reporting ...............      177.1      160.0      332.3      304.7

Segment nonrecurring and unusual items:
   Electrical Products ......................         --         --         --        3.0
   Tools & Hardware .........................         --         --         --        1.5
                                                  ------     ------     ------     ------
                                                      --         --         --        4.5
Net segment operating earnings:
   Electrical Products ......................      152.5      130.9      285.7      249.3
   Tools & Hardware .........................       24.6       29.1       46.6       50.9
                                                  ------     ------     ------     ------
                                                   177.1      160.0      332.3      300.2

General corporate expenses ..................        7.5       10.4       15.3       20.0
General corporate nonrecurring items ........         --         --         --       (0.8)
Interest expense, net .......................       26.6       12.2       44.9       25.4
                                                  ------     ------     ------     ------
Income before income taxes ..................     $143.0     $137.4     $272.1     $255.6
                                                  ======     ======     ======     ======

NOTE 8. NET INCOME PER COMMON SHARE


                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                      ------------------     -----------------
                                                        2000       1999       2000       1999
                                                      -------     ------     ------     ------
BASIC:                                                              (in millions)
Net income applicable to Common stock ............     $ 92.9     $ 88.0     $176.8     $163.6
                                                       ======     ======     ======     ======

Weighted average Common shares outstanding .......       93.3       94.2       93.5       94.1
                                                       ======     ======     ======     ======
DILUTED:

Net income applicable to Common stock ............     $ 92.9     $ 88.0     $176.8     $163.6
                                                       ======     ======     ======     ======

Weighted average Common shares outstanding .......       93.3       94.2       93.5       94.1

Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards ..........        0.6        1.1        0.7        0.9
                                                       ------     ------     ------     ------

Weighted average Common shares
    and Common share equivalents .................       93.9       95.3       94.2       95.0
                                                       ======     ======     ======     ======

Options and other employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 9. NET INCOME AND OTHER NON-OWNER CHANGES IN EQUITY

     Net income and other non-owner changes in equity were $68.6 million and $81.2 million, respectively, during the three months ended June 30, 2000 and 1999 and $141.4 million and $130.9 million, respectively, during the six months ended June 30, 2000 and 1999. The components of net income and other non-owner changes in equity, net of related taxes, were as follows:

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                 ------------------     -----------------
                                                   2000       1999       2000       1999
                                                 -------     ------     ------     ------
                                                               (in millions)
Net income ..................................     $ 92.9     $ 88.0     $176.8     $163.6
Foreign currency translation losses .........      (24.3)      (6.8)     (35.4)     (32.7)
                                                  ------     ------     ------     ------
Net income and other non-owner
    changes in equity .......................     $ 68.6     $ 81.2     $141.4     $130.9
                                                  ======     ======     ======     ======

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

     The table below provides supplemental information to the consolidated statements of cash flows:

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 ------------------
                                                                  2000        1999
                                                                 ------      ------
                                                                    (in millions)
Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
    Fair value of assets acquired ..........................     $618.9      $ 59.9
    Liabilities assumed or incurred ........................      (56.2)      (15.1)
                                                                 ------      ------
         Cash used to acquire businesses ...................     $562.7      $ 44.8
                                                                 ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

     Net income for the second quarter of 2000 was $92.9 million on revenues of $1,168.2 million compared with 1999 second quarter net income of $88.0 million on revenues of $957.5 million. Second quarter diluted earnings per share increased 7.6% to $.99 from $.92 in 1999.

REVENUES:

     Revenues for the second quarter of 2000 increased 22% compared to the second quarter of 1999. After excluding the effects of acquisitions, revenues increased 4% when compared to the second quarter of last year. The impact of foreign currency translation reduced reported revenues by approximately 1% for the quarter.

     Second quarter 2000 Electrical Products revenues rose 28% from the same period last year as all businesses in the segment recorded increased revenues with the exception of the hazardous area construction materials business, which was impacted by the delayed recovery in energy sector capital spending. Excluding the incremental impact of acquisitions, segment revenues were up 5% compared to last year. The strong U.S. dollar reduced reported Electrical Products segment revenues during the quarter by approximately 1%. The circuit protection business grew at a double-digit rate as it continued to benefit from growth within the telecommunications and electronics markets. The lighting business also grew at a double-digit rate, benefiting from new products and a strengthening pricing environment.

     Tools & Hardware segment revenues for the quarter were slightly up from the second quarter of 1999. Higher sales of hand tools reflected improvement in the North American electronic and retail markets and increased demand from Latin American markets. Shipments of assembly equipment in North America also increased from the prior year. The timing of shipments of assembly equipment to international customers essentially offset the improved hand tools performance. A strong U.S. Dollar reduced total Tools & Hardware revenues during the quarter by approximately 3%.

COSTS AND EXPENSES:

     Cost of sales, as a percentage of revenues, was 68.0% for the second quarter of 2000 compared to 66.8% for the comparable 1999 quarter. The increase in the cost of sales percentage was primarily due to the impact of acquisitions made during the past twelve months. Excluding this impact, cost of sales as a percentage of revenues was 67.0% for the 2000 second quarter. Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2000 were 16.2% compared to 16.4% for the same period in 1999.

     Goodwill amortization increased due to several acquisitions completed during the past year. Interest expense, net for the second quarter of 2000 increased $14.4 million from the 1999 second quarter primarily as a result of additional borrowings to fund acquisitions and stock repurchases, partially offset by increased capitalized interest.

SEGMENT OPERATING EARNINGS:

     Electrical Products segment second quarter 2000 operating earnings increased 16.5% to $152.5 million from $130.9 million for the same quarter of last year. Acquisitions constituted approximately 11 percentage points of the improvement for the quarter. The remaining improvement over last year was primarily attributable to accelerated earnings growth in the circuit protection business.

     Tools & Hardware segment operating earnings were $24.6 million for the 2000 second quarter, compared to $29.1 million in the second quarter of 1999. Earnings for the period were impacted by expenses related to Cooper's continued rationalization of its Tools & Hardware businesses.

INCOME TAXES:

     Taxes on income increased primarily as a result of increased taxable income, partially offset by a slightly lower effective tax rate. The effective tax rate was 35% for the quarter ended June 30, 2000 and 36% for the quarter ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

     Net income for the first six months of 2000 was $176.8 million on revenues of $2,207.1 million compared with 1999 six-month net income of $163.6 million on revenues of $1,882.2 million. Net income for the first six months of 1999 included $2.4 million, or $.02 per share, of nonrecurring net charges primarily related to cost control and asset rationalization programs. See "Nonrecurring Income and Expenses" below. Diluted earnings per share increased 9.3% to $1.88 from $1.72 in 1999.

REVENUES:

     Revenues for the first six months of 2000 increased 17% compared to the first six months of 1999. After excluding the effects of acquisitions, revenues increased 4% when compared to the prior year period. The impact of foreign currency translation reduced revenues by approximately 1% for the six-month period.

     Year-to-date revenues for the Electrical Products segment increased 22% from the same period last year. All businesses within the Electrical Product segment experienced revenue growth over the prior year except for the hazardous area construction materials business, which was impacted by the delayed recovery in energy related markets. Excluding recent acquisitions, segment revenues were up 5% compared to last year. By further excluding the impact of foreign currency translation, revenues for the Electrical Products segment grew 6% over the prior year. Continued strong demand for circuit protection and electronic power management products, along with solid growth in lighting products drove the core business revenue gains for the first half of the year compared to 1999.

     For the first half of 2000, Tools & Hardware segment revenues increased 1% compared to the same period of 1999. Without the benefit of acquisitions, revenues remained consistent with the prior year period. The impact of translation reduced revenues for the six months ended June 30, 1999 by approximately 2%.

COSTS AND EXPENSES:

     Cost of sales, as a percentage of revenues, for the first six months of 2000 increased eight tenths of a point from the comparable 1999 period. This increase was primarily due to recent acquisitions. Excluding the impact of acquisitions, cost of sales as a percentage of revenues was 67.0%, equal to last year. Selling and administrative expenses, as a percentage of revenues, remained constant compared to last year.

     Goodwill amortization increased due to several acquisitions completed since June 30, 1999. Interest expense, net for the first six months of 2000 increased $19.5 million from the same period of last year primarily as a result of additional borrowings to fund acquisitions and stock repurchases, partially offset by increased capitalized interest.

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

     The following table reflects the activity during the six months ended June 30, 2000 related to the 1998 fourth quarter and the 1999 first quarter employee reduction and facility consolidation plans.

                                       No. of          Accrued          Facility
                                      Employees       Severance      Consolidation
                                      ---------       ---------      -------------
                                                            (in millions)
Balance at December 31, 1999 ......       918           $10.4           $ 4.7
Employees terminated ..............       (14)             --              --
Cash expenditures .................        --            (1.6)           (1.4)
                                        -----           -----           -----
Balance June 30, 2000 .............       904           $ 8.8           $ 3.3
                                        =====           =====           =====

     Cooper anticipates incurring in excess of $6 million related to severance costs, facility exit costs and disruptions to operations that could not be accrued as of June 30, 2000. A majority of the $6 million relates to operating inefficiencies, training, personnel and inventory relocation costs which are required to be expensed as incurred during 2000 and 2001. Cooper anticipates that the accrued severance and facility consolidation accruals will be expended during 2000 and 2001 as terminated employees are paid, the additional employees leave the employment of Cooper and facility consolidations are completed. This paragraph contains forward-looking statements and actual results may differ materially. The statements are based on a number of assumptions, risks and uncertainties including the number of employees actually severed, the timing of the facility consolidations, the magnitude of any disruption from facility consolidations and the ability to achieve the projected cost reductions. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission.

SEGMENT OPERATING EARNINGS:

     Year-to-date earnings for the Electrical Products segment increased 13% to $285.7 million from $252.3 million for the same period last year, excluding nonrecurring charges. Excluding recent acquisitions, segment earnings were up 5% compared to last year. The earnings increase was driven mainly by increased sales of electronic power management devices into telecommunications and electronic markets.

     The Tools & Hardware segment operating earnings reflected an 11% decline from the same period last year, excluding nonrecurring charges. Without the benefit of acquisitions, operating earnings were 13% below the prior year. Expenses related to plant consolidations and other rationalization activities were the primary factors for the decrease.

INCOME TAXES:

     Taxes on income increased primarily as a result of increased taxable earnings, partially offset by a lower tax rate. The effective tax rate was 35% for the six-month period ended June 30, 2000 and 36% for the six-month period ended June 30, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $292 million during the first six months of 2000 compared to an increase of $96 million in the first six months of 1999. The increase in operating working capital for the first six months of 2000 is primarily due to acquisitions. Operating working capital turnover for the first six months of 2000 was 4.2 turns declining from 4.5 turns in the same period of 1999, also primarily due to the effect of acquisitions. Turnover for the period was impacted by lower turnover in the acquired businesses.

     Cash flows from operating activities in the first six months of 2000 totaled $124 million. These funds, along with a net $625 million of additional debt, were used to fund acquisitions of $563 million, capital expenditures of $95 million, share repurchases of $39 million and dividends of $65 million. During the first six months of 1999, cash provided by operating activities totaled $135 million. These funds, along with the reimbursement of $29 million related to the funding of international automotive operations prior to the separation from Cooper, were used to fund capital expenditures of $76 million, acquisitions of $45 million and dividends of $62 million.

     On February 10, 2000, Cooper increased the annual dividend rate on its common stock by 8 cents per share to $1.40, or $.35 cents per quarter.

     Anticipated cash flows from operating activities will more than fund the operating cash requirements for the balance of the year. Cooper currently anticipates a continuation of its long-term ability to annually generate $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the six months ended June 30, 2000 and 1999 was $1.7 million and $1.2 million, respectively.

     Cooper has targeted a 35% to 45% debt-to-capitalization ratio. Available cash flows are utilized to fund acquisitions, pay down debt or to purchase shares of Cooper Common stock. Cooper's debt-to-total capitalization ratio was 48.8% at June 30, 2000, 35.3% at June 30, 1999 and 38.4% at December 31, 1999.
The May 1, 2000 acquisition of B-Line Systems resulted in a higher than targeted debt-to-capitalization ratio. Cooper anticipates being within the targeted range by December 31, 2000, assuming no additional significant acquisitions.

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

                                     BACKLOG

     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                   June 30,
                              -----------------
                               2000       1999
                              ------     ------
                                (in millions)
Electrical Products .....     $376.8     $325.8
Tools & Hardware ........      104.2       84.3
                              ------     ------
                              $481.0     $410.1
                              ======     ======


                      RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders was held on April 25, 2000 in Houston, Texas. Two proposals, as described in Cooper's Proxy statement dated March 8, 2000, were voted upon at the meeting. Following is a brief description of the matters voted upon and the results of voting.

          1. Proposal for the election of three directors for terms expiring in 2003:


                               Clifford J. Grum  Sir Ralph H. Robins   James R. Wilson
                               ----------------  -------------------   ---------------
               Votes For:         77,131,304         74,353,182          77,149,947
               Votes Withheld:     1,290,630          4,068,752           1,271,987

          2. Proposal to review Cooper's code or standards for its international operations:

               Votes For:                4,646,330
               Votes Against:           61,802,895
               Abstain:                  4,730,111
               Non-Vote:                 7,242,598

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 1995 and the Six Months Ended June 30, 2000 and 1999.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               Cooper filed a report on Form 8-K dated April 18, 2000 announcing that Cooper had reduced the size of its board of directors to ten members.

               Cooper filed a report on Form 8-K dated April 20, 2000, which included a copy of a press release containing Cooper's financial results for the first quarter of 2000.

               Cooper filed a report on Form 8-K dated May 1, 2000 announcing the acquisition of B-Line Systems.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Cooper Industries, Inc.
                                        ----------------------------------------
                                                       (Registrant)

Date: August 11, 2000                   /s/ D. Bradley McWilliams
-----------------------------------     ----------------------------------------
                                        D. Bradley McWilliams
                                        Senior Vice President and
                                        Chief Financial Officer

Date: August 11, 2000                   /s/ Jeffrey B. Levos
-----------------------------------     ----------------------------------------
                                        Jeffrey B. Levos
                                        Vice President and Controller
                                        and Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
  12.          Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through
               1995 and the Six Months Ended June 30, 2000 and 1999.

  27.          Financial Data Schedule.