Form 10-Q
period 2000-09-30
COOPER INDUSTRIES INC
filed 2000-11-14
CIK 24454

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

Number of shares outstanding of issuer's common stock as of October 31, 2000 was 93,330,919.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                        -----------------------   -------------------------
                                            2000         1999        2000           1999
                                        -----------   ---------   -----------   -----------
                                                     (in millions, where applicable)
                                        -----------   ---------   -----------   -----------
Revenues ..........................     $   1,145.8   $   982.2   $   3,352.9   $   2,864.4

Cost of sales .....................           773.1       664.4       2,269.3       1,926.2
Selling and administrative
  expenses ........................           188.2       160.8         554.0         473.7
Goodwill amortization .............            15.4        11.5          43.5          34.3
Nonrecurring charges ..............              --          --            --           3.7
Interest expense, net .............            28.6        13.7          73.5          39.1
                                        -----------   ---------   -----------   -----------
    Income before income taxes ....           140.5       131.8         412.6         387.4
Income taxes ......................            49.1        47.4         144.4         139.4
                                        -----------   ---------   -----------   -----------
    Net Income ....................     $      91.4   $    84.4   $     268.2   $     248.0
                                        ===========   =========   ===========   ===========

Income per Common Share:
    Basic .........................     $       .98   $     .90   $      2.87   $      2.64
                                        ===========   =========   ===========   ===========
    Diluted .......................     $       .97   $     .89   $      2.85   $      2.61
                                        ===========   =========   ===========   ===========

Cash dividends per Common Share ...     $       .35   $     .33   $      1.05   $       .99
                                        ===========   =========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       2000            1999
                                                                   ------------     ------------
                              ASSETS                                        (in millions)
Cash and cash equivalents ..................................        $     24.7       $     26.9
Receivables ................................................             870.4            740.3
Inventories ................................................             720.2            569.3
Deferred income taxes and other current assets .............             100.9            130.1
                                                                    ----------       ----------
         Total current assets ..............................           1,716.2          1,466.6
                                                                    ----------       ----------
Property, plant and equipment, less accumulated
  depreciation .............................................             853.7            768.0
Goodwill, less accumulated amortization ....................           1,996.7          1,739.0
Deferred income taxes and other noncurrent assets ..........             207.4            169.8
                                                                    ----------       ----------
         Total assets ......................................        $  4,774.0       $  4,143.4
                                                                    ==========       ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt ............................................        $    212.0       $    191.2
Accounts payable ...........................................             391.6            393.4
Accrued liabilities ........................................             482.4            492.5
Accrued income taxes .......................................               7.1              6.6
Current maturities of long-term debt .......................              51.2              2.1
                                                                    ----------       ----------
         Total current liabilities .........................           1,144.3          1,085.8
                                                                    ----------       ----------
Long-term debt .............................................           1,375.5            894.5
Postretirement benefits other than pensions ................             214.8            224.4
Other long-term liabilities ................................             196.2            195.6
                                                                    ----------       ----------
         Total liabilities .................................           2,930.8          2,400.3
                                                                    ----------       ----------
Common stock, $5.00 par value ..............................             615.0            615.0
Capital in excess of par value .............................             664.0            671.7
Retained earnings ..........................................           2,168.5          1,998.1
Common stock held in treasury, at cost .....................          (1,477.6)        (1,449.3)
Unearned employee stock ownership plan compensation ........              (8.7)           (23.0)
Accumulated other non-owner changes in equity ..............            (118.0)           (69.4)
                                                                    ----------       ----------
         Total shareholders' equity ........................           1,843.2          1,743.1
                                                                    ----------       ----------
         Total liabilities and shareholders' equity ........        $  4,774.0       $  4,143.4
                                                                    ==========       ==========

        The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      ---------       ---------
                                                                                         2000            1999
                                                                                      ---------       ---------
                                                                                             (in millions)
Cash flows from operating activities:
    Net income ...................................................................... $   268.2       $   248.0

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization ...................................................     129.2           108.4
    Deferred income taxes ...........................................................      27.0            (4.9)
    Changes in assets and liabilities: (1)
        Receivables .................................................................     (57.0)          (91.3)
        Inventories .................................................................     (69.1)          (24.0)
        Accounts payable and accrued liabilities ....................................     (38.4)          (41.1)
        Accrued income taxes ........................................................      (1.0)           39.4
        Other assets and liabilities, net ...........................................      (1.5)           11.6
                                                                                      ---------       ---------
              Net cash provided by operating activities .............................     257.4           246.1

Cash flows from investing activities:
    Cash paid for acquired businesses ...............................................    (560.2)         (124.5)
    Capital expenditures ............................................................    (130.9)         (116.0)
    Proceeds from disposition of business ...........................................      --             149.1
    Proceeds from sales of property, plant and equipment ............................      11.0             7.7
                                                                                      ---------       ---------
              Net cash used in investing activities .................................    (680.1)          (83.7)

Cash flows from financing activities:
    Proceeds from issuances of debt .................................................     628.7             6.3
    Repayments of debt ..............................................................     (72.6)          (68.8)
    Dividends .......................................................................     (97.9)          (93.3)
    Acquisition of treasury shares ..................................................     (39.3)          (44.0)
    Activity under employee stock plans .............................................       1.4            29.9
                                                                                      ---------       ---------
              Net cash provided by (used in) financing activities ...................     420.3          (169.9)
Effect of exchange rate changes on cash and cash equivalents ........................        .2            (1.0)
                                                                                      ---------       ---------
Decrease in cash and cash equivalents ...............................................      (2.2)           (8.5)
Cash and cash equivalents, beginning of period ......................................      26.9            20.4
                                                                                      ---------       ---------
Cash and cash equivalents, end of period ............................................ $    24.7       $    11.9
                                                                                      =========       =========

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

         Derivative Financial Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by Statements of Financial Accounting Standards No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. Cooper is currently evaluating the effects of the new standard.

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

NOTE 3.  ACQUISITIONS AND DIVESTITURES

         During the first nine months of 2000, Cooper completed three acquisitions in its Electrical Products segment and one small acquisition in its Tools & Hardware segment for an aggregate cost of $560.2 million, subject to adjustment as provided in the acquisition agreements. In March 2000, Cooper acquired Eagle Electric. Eagle manufactures and sells electrical wiring devices including switches, receptacles, plugs and connectors, cords and other electrical accessories to the residential and commercial markets. In May 2000, Cooper acquired B-Line Systems. B-Line Systems manufactures and markets support systems and enclosures for electrical, mechanical and telecommunications/data applications. Cooper also acquired a small Indian manufacturer of electrical products and a small Hungarian assembly equipment manufacturer.

         During the first nine months of 1999, Cooper completed four acquisitions in its Electrical Products segment and two small acquisitions in its Tools & Hardware segment. The acquisitions included a business in the United Kingdom and a business in France that expanded the product offerings of the Cooper Menvier division, two small domestic lighting businesses and two small Tools & Hardware businesses.

         The acquisitions have been accounted for as purchase transactions and the results of the acquisitions are included in Cooper's consolidated income statements from the date of acquisition.

         On October 9, 1998, Cooper completed the sale of the Automotive Products segment for cash proceeds of $1.9 billion. During the first quarter of 1999, Cooper received an additional $29.1 million as a partial reimbursement of Cooper's cash funding of international automotive operations prior to the separation from Cooper. During the third quarter of 1999, Cooper received the remaining balance due from the purchaser of the Automotive Products segment. Cooper received $120.0 million representing the remaining reimbursement for Cooper's pre-closing cash funding of international operations and the earnings and additional cash invested in the Automotive Products segment between March 31, 1998 and October 9, 1998.

NOTE 4.  INVENTORIES

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           2000            1999
                                                                                       -------------    ------------
                                                                                               (in millions)
Raw materials ........................................................................    $ 234.8         $ 196.9
Work-in-process ......................................................................      137.0           133.6
Finished goods .......................................................................      405.6           299.5
Perishable tooling and supplies ......................................................       20.7            20.1
                                                                                          -------         -------
                                                                                            798.1           650.1
Excess of current standard costs over LIFO costs .....................................      (77.9)          (80.8)
                                                                                          -------         -------
           Net inventories ...........................................................    $ 720.2         $ 569.3
                                                                                          =======         =======

NOTE 5.  LONG-TERM DEBT

         At September 30, 2000, $750 million of commercial paper was classified as long-term debt, reflecting Cooper's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available revolving bank credit facilities.

         During 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At September 30, 2000, all $500 million of the shelf registration was available to be issued.

         On October 25, 2000, Cooper issued Euro 300 million five-year bonds. The bonds bear interest at 6.25% and mature in October 2005. The proceeds from the borrowing were used to repay existing commercial paper debt.

NOTE 6.  COMMON STOCK

         During the first quarter of 2000, Cooper repurchased 1.1 million shares of its common stock at a cost of $39.3 million.


NOTE 7.  SEGMENT INFORMATION

                                                                                      REVENUES
                                                                     --------------------------------------------
                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                     -------------------    ----------------------
                                                                        2000       1999       2000         1999
                                                                     ---------   -------    ---------   ---------
                                                                                   (in millions)

Electrical Products ...............................................  $   957.3   $   786.0  $ 2,758.0   $ 2,265.6
Tools & Hardware ..................................................      188.5       196.2      594.9       598.8
                                                                     ---------   -------    ---------   ---------
   Total revenues .................................................  $ 1,145.8   $   982.2  $ 3,352.9   $ 2,864.4
                                                                     =========   =========  =========   =========

                                                                                    OPERATING EARNINGS
                                                                         ----------------------------------------
                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                                        -------------------   -------------------
                                                                           2000       1999       2000       1999
                                                                         -------    -------    -------    -------
                                                                                      (in millions)

Electrical Products .................................................... $ 156.9    $ 133.8    $ 442.6    $ 386.1
Tools & Hardware .......................................................    20.8       20.6       67.4       73.0
                                                                         -------    -------    -------    -------
   Total management reporting ..........................................   177.7      154.4      510.0      459.1

Segment nonrecurring and unusual items:
   Electrical Products .................................................      --         --         --        3.0
   Tools & Hardware ....................................................      --         --         --        1.5
                                                                         -------    -------    -------    -------
                                                                              --         --         --        4.5
Net segment operating earnings:
   Electrical Products .................................................   156.9      133.8      442.6      383.1
   Tools & Hardware ....................................................    20.8       20.6       67.4       71.5
                                                                         -------    -------    -------    -------
                                                                           177.7      154.4      510.0      454.6

General corporate expenses .............................................     8.6        8.9       23.9       28.9
General corporate nonrecurring items ...................................      --         --         --       (0.8)
Interest expense, net ..................................................    28.6       13.7       73.5       39.1
                                                                         -------    -------    -------    -------
Income before income taxes ............................................. $ 140.5    $ 131.8    $ 412.6    $ 387.4
                                                                         =======    =======    =======    =======

NOTE 8.  NET INCOME PER COMMON SHARE

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                 -------------------     -------------------
                                                   2000        1999        2000        1999
                                                 -------     -------     -------     -------
                                                                (in millions)
BASIC:

Net income applicable to Common stock ......     $  91.4     $  84.4     $ 268.2     $ 248.0
                                                 =======     =======     =======     =======
Weighted average Common shares outstanding..        93.4        94.0        93.5        94.1
                                                 =======     =======     =======     =======
DILUTED:

Net income applicable to Common stock ......     $  91.4     $  84.4     $ 268.2     $ 248.0
                                                 =======     =======     =======     =======
Weighted average Common shares outstanding..        93.4        94.0        93.5        94.1

Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards ....         0.7         1.1         0.6         0.9
                                                 -------     -------     -------     -------
Weighted average Common shares
    and Common share equivalents ...........        94.1        95.1        94.1        95.0
                                                 =======     =======     =======     =======


Options and other employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 9.  NET INCOME AND OTHER NON-OWNER CHANGES IN EQUITY

         The components of net income and other non-owner changes in equity, net of related taxes, were as follows:

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                 -------------------     --------------------
                                                  2000        1999        2000         1999
                                                 ------      -------     -------      -------
                                                     (in millions)
Net income ......................................  91.4      $  84.4     $ 268.2      $ 248.0
Foreign currency translation gains/(losses) ..... (13.2)         5.8       (48.6)       (26.9)
                                                 ------      -------     -------      -------
Net income and other non-owner .
    changes in equity...........................   78.2      $  90.2     $ 219.6      $ 221.1
                                                 ======      =======     =======      =======

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

         The table below provides supplemental information to the consolidated statements of cash flows:

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       ------------------------
                                                                                         2000             1999
                                                                                       -------          -------
                                                                                            (in millions)
Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
    Fair value of assets acquired ..............................................       $ 619.1          $ 150.9
    Liabilities assumed or incurred ............................................         (58.9)           (26.4)
                                                                                       -------          -------
         Cash used to acquire businesses .......................................       $ 560.2          $ 124.5
                                                                                       =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net income for the third quarter of 2000 was $91.4 million on revenues of $1,145.8 million compared with 1999 third quarter net income of $84.4 million on revenues of $982.2 million. Third quarter diluted earnings per share rose 9% to $.97 from $.89 in 1999.

REVENUES:

         Revenues for the third quarter of 2000 grew 17% compared to the third quarter of 1999. After excluding the effects of acquisitions, revenues were 2% below the third quarter of last year. The impact of foreign currency translation reduced reported revenues by approximately 1% for the quarter.

         Third quarter 2000 Electrical Products revenues rose 22% from the same period last year. All of the segment's businesses posted increased revenues with the exception of the hazardous area construction materials business, which continued to be impacted by capital spending trends in worldwide energy markets. Excluding the incremental impact of acquisitions and an approximate 1% reduction in revenues as a result of the strong U.S. Dollar, segment revenues were essentially unchanged from the prior year. Solid growth in the circuit protection business was driven by strong demand from telecommunications and electronics customers. The lighting products business benefited from improved demand across most product lines and modest price increases for core products. Revenues in the Company's European lighting and security business were impacted by plant consolidations and acquisitions.

         Tools & Hardware segment revenues for the quarter were 4% below the third quarter of 1999 due to customers rescheduling shipments of assembly equipment both domestically and in Europe. Higher sales of hand tools in North America and Latin America partially offset this development. A strong U.S. Dollar reduced Tools & Hardware revenues during the quarter by approximately 3%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 67.5% for the third quarter of 2000 compared to 67.6% for the comparable 1999 quarter. Excluding the impact of recent acquisitions, cost of sales as a percentage of revenues improved to 66.6% in the third quarter 2000. Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2000 were 16.4%, equal to the 1999 third quarter.

         Goodwill amortization increased due to several acquisitions completed during the past year. Interest expense, net for the third quarter of 2000 increased $14.9 million from the 1999 third quarter primarily as a result of additional borrowings to fund acquisitions and stock repurchases, partially offset by increased capitalized interest.

SEGMENT OPERATING EARNINGS:

         Electrical Products segment third quarter 2000 operating earnings grew 17% to $156.9 million from $133.8 million for the same quarter of last year. Acquisitions constituted approximately 15 percentage points of the improvement for the quarter. Additional improvement was related to earnings growth in the circuit protection business and productivity improvements throughout the majority of the businesses.

         Tools & Hardware segment operating earnings were $20.8 million for the 2000 third quarter, compared to $20.6 million in the third quarter of 1999. Improvements in manufacturing processes coupled with lower selling and administrative expenses essentially offset the effects of the revenue shortfall from the 1999 third quarter.

INCOME TAXES:

         Taxes on income increased primarily as a result of increased taxable income, partially offset by a slightly lower effective tax rate. The effective tax rate was 35% for the quarter ended September 30, 2000 and 36% for the quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net income for the first nine months of 2000 was $268.2 million on revenues of $3,352.9 million compared with 1999 nine-month net income of $248.0 million on revenues of $2,864.4 million. Net income for the first nine months of 1999 included $2.4 million, or $.02 per share, of nonrecurring net charges primarily related to cost control and asset rationalization programs. See "Nonrecurring Income and Expenses" below. Diluted earnings per share increased 9% to $2.85 from $2.61 in 1999.

REVENUES:

         Revenues for the first nine months of 2000 rose 17% compared to the first nine months of 1999. After excluding the effects of acquisitions, revenues increased 2% when compared to the prior year period. The impact of foreign currency translation reduced revenues by approximately 1% for the nine-month period.

         Year-to-date revenues for the Electrical Products segment were up 22% from the same period last year. All businesses within the Electrical Products segment experienced revenue growth over the prior year except for the hazardous area construction materials business, which continues to be impacted by delayed recovery in the energy related markets. Excluding recent acquisitions, segment revenues were up 3% compared to last year. By further excluding the impact of foreign currency translation, revenues for the Electrical Products segment grew 4% over the prior year. Continued strong demand for circuit protection and electronic power management products, along with solid growth in lighting products drove the core business revenue gains for the nine months compared to 1999.

         Tools & Hardware segment revenues for the first nine months of 2000 were $594.9 million compared to $598.8 million for the same period of 1999. Without the benefit of acquisitions, revenues decreased by 1% from the prior year period. The impact of translation reduced revenues for the nine months ended September 30, 2000 by approximately 2%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, for the first nine months of 2000 increased five tenths of a point from the comparable 1999 period. This increase was primarily due to recent acquisitions. Excluding the impact of acquisitions, cost of sales as a percentage of revenues was 66.9%, compared to 67.2% for the first nine months of last year. Selling and administrative expenses, as a percentage of revenues, remained constant with the prior year.

         Goodwill amortization increased due to the completion of several acquisitions since September 30, 1999. Interest expense for the first nine months of 2000 increased $34.4 million from the same period of last year primarily as a result of additional borrowings to fund acquisitions and stock repurchases, partially offset by increased capitalized interest.

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

         The following table reflects the activity during the nine months ended September 30, 2000 related to the 1998 fourth quarter and the 1999 first quarter employee reduction and facility consolidation plans.

                                                No. of           Accrued           Facility
                                              Employees         Severance       Consolidation
                                             ----------         ---------       -------------
                                                              (in millions)
Balance at December 31, 1999.................     918            $ 10.4             $  4.7
Employees terminated.........................    (125)                -                  -
Cash expenditures............................       -              (3.4)              (1.6)
                                                 ----            ------             ------
Balance at September 30, 2000................     793            $  7.0             $  3.1
                                                 ====            ======             ======

         Cooper anticipates incurring in excess of $5 million related to severance costs, facility exit costs and disruptions to operations that could not be accrued as of September 30, 2000. A majority of the $5 million relates to operating inefficiencies, training, personnel and inventory relocation costs which are required to be expensed as incurred during 2000 and 2001. Cooper anticipates that the accrued severance and facility consolidation accruals will be expended during 2000 and 2001 as terminated employees are paid, the additional employees leave the employment of Cooper and facility consolidations are completed. This paragraph contains forward-looking statements and actual results may differ materially. The statements are based on a number of assumptions, risks and uncertainties including the number of employees actually severed, the timing of the facility consolidations, the magnitude of any disruption from facility consolidations and the ability to achieve the projected cost reductions. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission.

SEGMENT OPERATING EARNINGS:

         Year-to-date earnings for the Electrical Products segment rose 15% to $442.6 million from $386.1 million for the same period last year, excluding nonrecurring charges. Excluding recent acquisitions, segment earnings were up 4% compared to last year. The earnings increase was driven mainly by increased sales of circuit protection products into telecommunications and electronic markets and cost savings across most business units.

         The Tools & Hardware segment operating earnings were 8% less than the same period last year, excluding nonrecurring charges. Without the benefit of acquisitions, operating earnings were 9% below the prior year. Earnings for the period were impacted by slightly lower revenues and expenses related to plant consolidations and other rationalization activities.

INCOME TAXES:

         Taxes on income increased primarily as a result of increased taxable earnings, partially offset by a lower tax rate. The effective tax rate was 35% for the nine-month period ended September 30, 2000 and 36% for the nine-month period ended September 30, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $283 million during the first nine months of 2000 compared to an increase of $151 million in the first nine months of 1999. The increase in operating working capital for the first nine months of 2000 was primarily due to acquisitions. Operating working capital turnover for the first nine months of 2000 was 4.2 turns declining from 4.5 turns in the same period of 1999, also primarily due to recent acquisitions.

         Cash flows from operating activities in the first nine months of 2000 totaled $257 million. These funds, along with a net $556 million of additional debt, were used to fund acquisitions of $560 million, capital expenditures of $131 million, share repurchases of $39 million and dividends of $98 million. During the first nine months of 1999, cash provided by operating activities totaled $246 million. These funds, along with $149 million in cash received from the disposition of the Automotive Products segment and $30 million in cash received from the exercise of stock options, were used to fund capital expenditures of $116 million, acquisitions of $125 million, a decrease in debt of $63 million, share repurchases of $44 million and dividends of $93 million.

         On February 10, 2000, Cooper increased the annual dividend rate on its common stock by 8 cents per share to $1.40, or $.35 cents per quarter.

         On October 25, 2000 Cooper issued Euro 300 million five-year bonds. The bonds bear interest at 6.25% and mature in October 2005. The proceeds from the borrowing were used to repay existing commercial paper debt.

         Anticipated cash flows from operating activities will more than fund the operating cash requirements for the balance of the year. Cooper currently anticipates a continuation of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the nine months ended September 30, 2000 and 1999 was $2.1 million and $3.3 million, respectively.

         Cooper has targeted a 35% to 45% debt-to-capitalization ratio. Available cash flows are utilized to fund acquisitions, pay down debt or to purchase shares of Cooper Common stock. Cooper's debt-to-total capitalization ratio was 47.1% at September 30, 2000, 33.1% at September 30, 1999 and 38.4% at December 31, 1999. The May 1, 2000 acquisition of B-Line Systems resulted in a higher than targeted debt-to-capitalization ratio. Cooper anticipates being within the targeted range by December 31, 2000.

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

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                             SEPTEMBER 30,
                                                                        -----------------------
                                                                          2000           1999
                                                                        -------         -------
                                                                             (in millions)
Electrical Products ...........................................         $ 339.5         $ 322.0
Tools & Hardware ..............................................           116.8            84.1
                                                                        -------         -------
                                                                        $ 456.3         $ 406.1
                                                                        =======         =======


                      RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          In its Quarterly Report on Form 10-Q for the period ended March 31, 2000, Cooper disclosed that the U.S. Attorney for the District of Connecticut ("U.S. Attorney") was investigating possible violations of federal environmental laws at a previously owned plant in Beacon Falls, Connecticut. The violations concerned the negligent discharge of treated wastewater with contamination in excess of permitted levels.

          Following the investigation, Cooper, on behalf of Kirsch, Inc., a former Cooper subsidiary, settled claims by the U.S. Attorney and the Connecticut Department of Environmental Protection that the former subsidiary violated certain criminal and civil provisions of the federal Clean Water Act and similar Connecticut State Statutes at the Beacon Falls plant during the period from December 1996 to April 1997. Cooper sold the subsidiary and the Beacon Falls plant in May 1997. On September 21, 2000 a Binding Plea Agreement with the U.S. Attorney was filed with the United States District Court, District of Connecticut and a Stipulation of Judgement with the Commissioner of Environmental Protection for the State of Connecticut was filed which contained the settlement agreements between Cooper and the state and federal agencies. As a result of the settlement of the federal misdemeanor and civil violations, Cooper has paid a fine of $1.5 million and has agreed to make a contribution of $1 million to the Connecticut Department of Environmental Protection for the Naugatuck River Restoration Fund. Cooper cooperated fully with both state and federal agencies in addressing this matter.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 1995 and the Nine Months Ended September 30, 2000 and 1999.

          27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               Cooper filed a report on Form 8-K dated July 25, 2000, which included a copy of a press release containing Cooper's financial results for the second quarter of 2000.

                               Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Cooper Industries, Inc.
                                          --------------------------------------
                                                        (Registrant)

Date: November 15, 2000                   /s/ D. BRADLEY McWILLIAMS
--------------------------------------    --------------------------------------
                                          D. Bradley McWilliams
                                          Senior Vice President and
                                          Chief Financial Officer



Date: November 15, 2000                   /s/ JEFFREY B. LEVOS
--------------------------------------    --------------------------------------
                                          Jeffrey B. Levos
                                          Vice President and Controller
                                          and Chief Accounting Officer






                                      -16

                                  EXHIBIT INDEX

     Exhibit No.

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 1995 and the Nine Months Ended September 30, 2000 and 1999.

         27.      Financial Data Schedule.