Form 10-K405
period 2000-12-31
COOPER INDUSTRIES INC
filed 2001-03-30
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of the registrant's voting stock held by non-affiliates of the registrant as of March 1, 2001 was $3,913,341,617.

        NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF
                          MARCH 1, 2001 -- 93,539,239

                      DOCUMENTS INCORPORATED BY REFERENCE

Cooper Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001 (Part I -- Item 1, Part II -- Items 6, 7, 7A and 8, Part III -- Items 10, 11 and 12 and Part IV -- Item 14(a)(1))

                             Continuation of Page 1

                                     PART I

ITEM 1. BUSINESS; ITEM 2. PROPERTIES

                                    GENERAL

     The term "Cooper" refers to the registrant, Cooper Industries, Inc., which was incorporated under the laws of the State of Ohio on January 8, 1919.

     Cooper operates in two business segments: Electrical Products and Tools & Hardware. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 21 countries and currently employs approximately 34,250 people. On December 31, 2000, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 20,674,300 square feet of space, of which approximately 74 percent was owned and 26 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Certain equipment and production facilities have been financed by industrial revenue bonds issued by local government authorities and are subject to security arrangements customary in such financings.

                                                                                                      SQUARE FOOTAGE OF
                                                         NUMBER AND NATURE OF FACILITIES            PLANTS AND FACILITIES
                                      NUMBER OF    --------------------------------------------    -----------------------
SEGMENT                               EMPLOYEES    MANUFACTURING    WAREHOUSE    SALES    OTHER      OWNED        LEASED
-------                               ---------    -------------    ---------    -----    -----    ----------    ---------
Electrical Products................    26,730            88             10         72        5     11,365,700    4,330,300
Tools & Hardware...................     7,310            30              9         12        1      3,905,300      935,200
Other..............................       210             -              -          -        1              -      137,800
                                       ------           ---            ---        ---      ---     ----------    ---------
           Total...................    34,250           118             19         84        7     15,271,000    5,403,300

                                                           MANUFACTURING PLANT LOCATIONS
                                                           -----------------------------
                                   EUROPE
                         UNITED    (OTHER    UNITED              SOUTH                         REPUBLIC
SEGMENT                  STATES   THAN UK)   KINGDOM   MEXICO   AMERICA   AUSTRALIA   CANADA   OF CHINA   INDIA   MALAYSIA
-------                  ------   --------   -------   ------   -------   ---------   ------   --------   -----   --------
Electrical Products....    47        11         11       10         3          1         2         1         1        1
Tools & Hardware.......    15         8          -        4         2          1         -         -         -        -
                          ---       ---        ---      ---       ---        ---       ---       ---       ---      ---
           Total.......    62        19         11       14         5          2         2         1         1        1

     Operations in the United States are conducted by unincorporated divisions and wholly-owned subsidiaries of Cooper, organized by the two business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through Cooper's two business segments. As a result of these international operations, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with these international operations compared with domestic activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers, restrictions on foreign exchange and currency fluctuations. As the U.S. dollar strengthens against foreign currencies at a rate greater than inflation in those countries, Cooper may experience lower segment revenues and operating earnings. The five countries in which Cooper generates the most international revenues are Canada, Germany, France, Mexico and the United Kingdom. Cooper has operations in India and Malaysia and has several joint ventures with operations in China. Investments in India, Malaysia and China are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit
21.0 contains a list of Cooper's subsidiaries.

     Financial information with respect to Cooper's industry segments and geographic areas is contained in Note 14 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages D-31 through D-33 of Appendix D to the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders. A discussion of acquisitions and divestitures is included in Notes 2, 3, 6, 16 and 18 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages D-19 through D-23 and D-34 through D-35 of Appendix D to the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders.

     With its two business segments, Cooper serves three major markets: industrial, construction and electrical power distribution. Markets for Cooper's products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Cooper experiences substantial competition in both of its business segments. The number and size of competitors vary considerably depending on the product line. Cooper cannot specify with exactitude the number of competitors in each product category or their relative market position. However, most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper considers its reputation as a manufacturer of a broad line of quality products and premier brands to be an important factor in its businesses. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment, wiring devices, support systems, hazardous duty electrical equipment, emergency lighting, lighting fixtures, fuses, nonpower hand tools and industrial power tools.

     Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 2000, approximately $57.7 million was spent for research and development activities as compared with approximately $54.0 million in 1999 and $50.4 million in 1998. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted or products are sold. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or group of patents would not materially affect its business.

     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2001. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper's accruals for environmental liabilities, see Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference to pages D-21 through D-23 of Appendix D to the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders.

     Approximately 54% of the United States hourly production work force of Cooper is employed in 49 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 46% of all hourly production employees exist with 27 bargaining units at 26 operations in the United States and with various unions at 33 international operations. During 2000, new agreements were concluded covering hourly production employees at 4 operations in the United States. Cooper considers its employee relations to be excellent.

     Sales backlog at December 31, 2000 was approximately $456 million, all of which is for delivery during 2001, compared with backlog of approximately $389 million at December 31, 1999.

     Cooper's financial condition and performance are subject to various risks and uncertainties including (1) the condition of the domestic economy and European and Latin American markets; (2) spending on commercial and residential construction and by utilities; (3) worldwide energy-related project spending;
(4) demand for products in the electronics and telecommunications markets; (5) raw material and energy costs; (6) mix of products sold; (7) realization of benefits of cost reduction programs; (8) competitive conditions; (9) the relationship of the U.S. dollar to the currencies of countries in which Cooper does business; and (10) mergers and acquisitions and their integration into Cooper.

     The following describes the business conducted by each of Cooper's business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth on the table at the end of this Item. Information concerning market conditions, as well as information concerning revenues and operating earnings for each segment, is incorporated herein by reference to pages D-1 through D-11 of Appendix D to the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders. Additional information about market conditions and earnings is incorporated by reference to Cooper's Report on Form 8-K dated March 16, 2001.

                              ELECTRICAL PRODUCTS

     The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, support systems, enclosures, wiring devices, plugs, receptacles, lighting fixtures, fuses, emergency lighting, fire detection systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, pole line hardware and other related power systems components.

     The principal raw material requirements include copper, tin, lead, plastics, insulating materials, pig iron, aluminum ingots, steel, aluminum and brass. These raw materials are available from and supplied by numerous sources located in the United States and abroad.

     Demand for Electrical Products follows general economic conditions and is generally sensitive to activity in the construction market, industrial production levels, electronic component production and spending by utilities for replacements, expansions and efficiency improvements. The segment's product lines are marketed directly to original equipment manufacturers and utilities and to a variety of end users through major distributor chains, retail home centers and thousands of independent distributors.

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

                            COOPER INDUSTRIES, INC.

             PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT

                              ELECTRICAL PRODUCTS
                           MAJOR PRODUCTS AND BRANDS*

ARKTITE plugs and receptacles.
ARROW HART wiring devices.
ATLITE indoor commercial lighting.
B-LINE support systems, enclosures, fasteners.
BLESSING, CSA, PRETRONICA and UNIVEL emergency
  lighting and power systems.
BUSSMAN and BUSS electrical and electronic
  fuses.
CAM-LOK electrical connectors.
CAPRI-CODEC cable accessories and flexible
  conduits.
CEAG emergency lighting systems.
CHAMP and HAZARD-GARD HID and flourescent
  lighting.
COILTRONICS inductors and transformers.
COMBINED TECHNOLOGIES current-limiting fuses.
CONDULET fittings and outlet bodies.
COOPER POWER SYSTEMS distribution transformers, power capacitors, voltage regulators, surge arresters, pole line hardware and SCADA master stations.
CORELITE and NEO-RAY indirect lighting products.
CROMPTON lighting fixtures and specialty lamps.
CROUSE-HINDS and CEAG electrical construction materials and CROUSE-HINDS aviation lighting products.
EAGLE wiring devices, sockets and switches.
EDISON and EDISON PRO relays.
ELETROMEC DIN style fuses.
EMERALD consumer recessed and track lighting.
EMSA power transformers.
ENKLOSURES electrical enclosures.
ENVIROTEMP dielectric fluids.
FAIL-SAFE high abuse, clean room and
  vandal-resistant lighting fixtures.
FULLEON, NUGELEC and TRANSMOULD fire detection
  systems.
HALO recessed and track lighting fixtures.
IRIS lighting systems.
JSB, LUMINOX and MENVIER emergency lighting and
  fire detection systems.
KARP, EDISON, MERCURY and B&S electrical fuses.
KEARNEY fuses, connectors, tools and switches.
KYLE distribution switchgear.
LUMIERE specification grade landscape lighting.
MAGNUM terminal strips and disconnect blocks.
MCGRAW-EDISON and LUMARK indoor and outdoor
  lighting.
METALUX fluorescent lighting.
MINI-LINE molded-to-cable miniature connectors.
MOLDED PRODUCTS connectors and systems.
MWS modular wiring systems.
MYERS electrical hubs.
NOVA reclosers, sectionalizers and switches.
OPTIANCE fiber optic lighting.
PORTFOLIO architectural recessed lighting.
POWERSTOR carbon aerogel supercapacitors.
REGENT security lighting systems.
ROYER wiring devices, sockets and switches.
MCGRAW-EDISON and RTE transformer components,
  cable accessories and fuses.
SCANTRONIC and MENVIER security systems.
SHAPER specification and commercial grade
  lighting fixtures.
SPECONE controls, lighting, plugs and
  receptacles.
SURE-LITES and ATLITE exit and emergency
  lighting.
SURGX ESD protection devices.
THEPITT electrical outlet and switch boxes.
TRANSX transient voltage protection devices.
ULTRASIL surge arresters.
USL sports lighting.
WESTERN POWER fiberglass.
WILLSHER & QUICK electrical enclosures.

                                TOOLS & HARDWARE
                           MAJOR PRODUCTS AND BRANDS*

AIRETOOL, ASSEMBLY SYSTEMS, BUCKEYE, CLECO,
  COOPER AUTOMATION, DGD, DOLER, DOTCO,
  GARDNER-DENVER, GARDOTRANS, QUACKENBUSH, ROTOR
  TOOL and RECOULES industrial power tools and assembly equipment.
APEX and GETA screwdriver bits, impact sockets
  and universal joints.
CAMPBELL chain products.
CRESCENT pliers and wrenches.
DIAMOND farrier tools and horseshoes.
EREM precision cutters and tweezers.
KAHNETICS dispensing systems.
KME industrial tools and machines
LUFKIN measuring tapes.
MASTER POWER industrial air tools.
METRONIX servos and drive controls.
NICHOLSON files and saws.
PLUMB hammers.
UTICA torque measuring and controls.
WELLER soldering equipment.
WIRE-WRAP solderless connection equipment.
WISS and H.K. PORTER cutting products.
XCELITE screwdrivers and nutdrivers

---------------

* Brand names appearing in bold type are registered trademarks in the United States or abroad of Cooper Industries, Inc. or its subsidiaries, except the following which are unregistered trademarks: Assembly Systems, AtLite, Blessing, B&S, Capri-Codec, Combined Technologies, Cooper Automation, Corelite, Cooper Power Systems, CSA, EnKlosures, Geta, Hazard-Gard, Kearney, Luminox, Metronix, Mini-Line, Molded Products, Myers, Neo-Ray, Nugelec, Optiance, Portfolio, Pretronica, Quackenbush, Shaper, SpecOne, Thepitt, Transmould, TransX, Univel, USL and Western Power. Gardner-Denver and SurgX are registered trademarks of Gardner Denver Machinery Inc. and SurgX Corporation, respectively, and are used by Cooper Industries under license. Cooper is an authorized distributor of PowerStor Corporation.

                            COOPER INDUSTRIES, INC.

ELECTRICAL PRODUCTS

MAJOR MARKETS

     Fuses and circuit protection products are sold to end-users in the construction, industrial, automotive and consumer markets and to manufacturers in the electrical, electronic, telecommunications and automotive industries. Lighting fixtures are utilized in residential construction, industrial, institutional and commercial building complexes, shopping centers, parking lots, roadways, and sports facilities. Electrical power products are used by utilities and significant commercial and industrial power users. Electrical construction materials are used in commercial, residential and industrial projects, by utilities, airports and wastewater treatment plants and in the process and energy industries. Emergency lighting, fire detection and security systems are installed in commercial and industrial applications. Support systems and enclosures are used in industrial, commercial and telecommunications complexes. Wiring devices are used in the construction, renovation, maintenance and repair of residential, commercial, industrial and institutional buildings.

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

     As of March 1, 2001 there were 27,945 record holders of Cooper's Common Stock.

     The high and low quarterly sales price for the past two years of Cooper's Common Stock, as reported by Dow Jones & Company, Inc., are as follows:

                                                QUARTER
                           --------------------------------------------------
                              1             2             3             4
                           --------      --------      --------      --------
2000      High.......      $43.8125      $37.7500      $37.5625      $47.0000
          Low........       29.3750       30.8750       30.8750       33.3125
1999      High.......      $48.3125      $56.6875      $56.7500      $48.8750
          Low........       41.0625       41.9375       46.0000       39.6250

     Annual cash dividends declared on Cooper's Common Stock during 2000 were $1.40 a share ($.35 a quarter). Annual cash dividends declared on Cooper's Common Stock during 1999 were $1.32 a share ($.33 a quarter). On February 14, 2001, the Board of Directors declared a quarterly dividend of $.35 a share (or $1.40 on an annualized basis), which will be paid April 2, 2001 to shareholders of record on March 1, 2001.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2000. The selected historical financial information shown below has been derived from Cooper's audited consolidated financial statements. This information should be read in conjunction with Cooper's consolidated financial statements and notes thereto incorporated herein by reference to pages D-12 through D-36 of Appendix D to the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                                          YEARS ENDING DECEMBER 31,
                                             ----------------------------------------------------
                                               2000       1999       1998     1997(1)    1996(1)
                                             --------   --------   --------   --------   --------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenues.................................  $4,459.9   $3,868.9   $3,651.2   $3,415.6   $3,380.5
                                             --------   --------   --------   --------   --------
  Income from continuing operations........  $  357.4   $  331.9   $  335.9   $  310.0   $  285.1
  Income from discontinued operations
     (Automotive Products), net of taxes...        --         --       87.1       84.6       30.3
                                             --------   --------   --------   --------   --------
          Net income.......................  $  357.4   $  331.9   $  423.0   $  394.6   $  315.4
                                             ========   ========   ========   ========   ========
INCOME PER COMMON SHARE DATA:
Basic --
  Income from continuing operations........  $   3.82   $   3.53   $   2.97   $   2.64   $   2.66
  Income from discontinued operations
     (Automotive Products).................        --         --        .77        .72        .28
                                             --------   --------   --------   --------   --------
          Net income.......................  $   3.82   $   3.53   $   3.74   $   3.36   $   2.94
                                             ========   ========   ========   ========   ========
Diluted --
  Income from continuing operations........  $   3.80   $   3.50   $   2.93   $   2.57   $   2.52
  Income from discontinued operations
     (Automotive Products).................        --         --        .76        .69        .25
                                             --------   --------   --------   --------   --------
          Net income.......................  $   3.80   $   3.50   $   3.69   $   3.26   $   2.77
                                             ========   ========   ========   ========   ========
BALANCE SHEET DATA (at December 31):
  Total assets.............................  $4,789.3   $4,143.4   $3,779.1   $5,507.3   $5,318.9
  Long-term debt, excluding current
     maturities............................   1,300.8      894.5      774.5    1,272.2    1,737.7
  Shareholders' equity.....................   1,904.2    1,743.1    1,563.6    2,683.5    1,967.2
  CASH DIVIDENDS PER COMMON SHARE..........  $   1.40   $   1.32   $   1.32   $   1.32   $   1.32

---------------

(1) Includes the results of the Kirsch window treatment operation for the five-month period ended May 30, 1997 and the year ended December 31, 1996. Kirsch was sold to Newell Co. on May 30, 1997.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference to pages D-1 through D-11 of Appendix D to the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated by reference to "Interest Rate and Foreign Currency Risk" and "Euro Conversion" on pages D-9 through D-11 of Appendix D to the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference to pages D-12 through D-36 of Appendix D to the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to pages 5 through 9 of the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to pages 12 through 22 of the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to pages 4-5 and 10 of the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements and Other Financial Data (incorporated by reference to the pages shown below in Appendix D to the Cooper Proxy Statement for the 2001 Annual Meeting of Shareholders and included in this Form 10-K Annual Report as Exhibit 13.0).

                                                                   PAGE
                                                                    NO.
                                                                  -------
    Report of Management........................................   D-12
    Report of Independent Auditors..............................   D-13
    Consolidated Income Statements for each of the three years
      in the period ended December 31, 2000.....................   D-14
    Consolidated Balance Sheets as of December 31, 2000 and
    1999........................................................   D-15
    Consolidated Statements of Cash Flows for each of the three
      years in the period ended December 31, 2000...............   D-16
    Consolidated Statements of Shareholders' Equity for each of
      the three years in the period ended December 31, 2000.....   D-17
    Notes to Consolidated Financial Statements..................   D-18
                                                                  through
                                                                   D-36

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

      3. Exhibits

       3.1    Twenty-Seventh Amended Articles of Incorporation of Cooper
              Industries, Inc. (incorporated herein by reference to Exhibit 3.1 of Cooper's Form 8-K dated August 5, 1997).
       3.2    Code of Regulations (By-Laws), as amended, of Cooper
              Industries, Inc. (incorporated herein by reference to Exhibit 3.2 of Cooper's Form 10-K for the year ended
              December 31, 1997).
       4.1 Rights Agreement, dated as of August 5, 1997, between Cooper and First Chicago Trust Company of New York, as Rights Agent
              (incorporated herein by reference to Exhibit 4.1 to Cooper's
              Registration Statement on Form 8-A dated August 14, 1997).
       4.2    Form of Indenture dated as of January 15, 1990, between
              Cooper and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) of Registration Statement No. 33-33011).
      10.1    Cooper Industries, Inc. Directors Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.2 of Cooper's Form
              10-K for the year ended December 31, 1997).
      10.2    Cooper Industries, Inc. Directors Retirement Plan
              (incorporated by reference to Exhibit 10.3 of Cooper's Form
              10-K for the year ended December 31, 1997).
      10.3    Cooper Industries, Inc. Executive Restricted Stock Incentive
              Plan (incorporated by reference to Exhibit 10.4 of Cooper's
              Form 10-K for the year ended December 31, 1997).
      10.4    Cooper Industries, Inc. Supplemental Excess Defined Benefit
              Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) of Cooper's Form 10-Q for the quarter ended September 30, 1998).
      10.5    Cooper Industries, Inc. Supplemental Excess Defined
              Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) of Cooper's Form 10-Q for the quarter ended September 30, 1998).
      10.6    Management Incentive Compensation Deferral Plan
              (incorporated by reference to Exhibit 10.7 of Cooper's Form
              10-K for the year ended December 31, 1997).
      10.7    Crouse-Hinds Company Officers' Disability and Supplemental
              Pension Plan (incorporated by reference to Exhibit 10.8 of
              Cooper's Form 10-K for the year ended December 31, 1997).
      10.8    Cooper Industries, Inc. Amended and Restated Stock Incentive
              Plan (incorporated herein by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 to Registration Statement No.
              333-08277).
      10.9    Form of Incentive Stock Option Agreement for Cooper
              Industries, Inc. Stock Incentive Plan.
      10.10   Form of Nonqualified Stock Option Agreement for Cooper
              Industries, Inc. Stock Incentive Plan.
      10.11   Form of Cooper Industries, Inc. Executive Stock Incentive
              Agreement (incorporated herein by reference to Exhibit 10.12 of Cooper's Form 10-K for the year ended December 31, 1995).

      10.12   Cooper Industries, Inc. Second Amended and Restated
              Management Annual Incentive Plan (incorporated herein by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 to Registration Statement No. 33-51441).
      10.13   Cooper Industries, Inc. Amended and Restated Directors'
              Stock Plan.
      10.14   Form of Directors' Nonqualified Stock Option Agreement for
              Directors' Stock Plan (incorporated herein by reference to Exhibit 10.18 of Cooper's Form 10-K for the year ended
              December 31, 1997).
      10.15   Cooper Industries, Inc. Directors' Retainer Fee Stock Plan
              (incorporated herein by referenced to Exhibit 4.3 of Registration Statement No. 333-51439).
      10.16   Form of Management Continuity Agreement between Cooper
              Industries, Inc. and key management personnel which applies if there is a Change of the Control of Cooper (incorporated herein by reference to Exhibit 10(ii) of Cooper's Form 10-Q for the quarter ended September 30, 1998).
      10.17   Purchase and Sale Agreement between Cooper Industries, Inc.
              and Federal-Mogul Corporation dated August 17, 1998
              (incorporated herein by reference to Exhibit 10(i) of Cooper's Form 10-Q for the quarter ended September 30,
              1998).
      12.0    Computation of Ratios of Earnings to Fixed Charges for the
              Calendar years 1996 through 2000.
      13.0    Text of Appendix D to Cooper Industries, Inc. Proxy
              Statement for the Annual Meeting of Shareholders to be held
              April 24, 2001.
      21.0    List of Cooper Industries, Inc. Subsidiaries.
      23.0    Consent of Ernst & Young LLP.
      24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.

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

     Copies of the above Exhibits are available to shareholders of record at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

         Cooper Industries, Inc.
         Attn: Corporate Secretary
         P.O. Box 4446
         Houston, Texas 77210

(b) Reports on Form 8-K.

     Cooper filed a report on Form 8-K dated October 24, 2000, which included Cooper's revised business outlook for 2000, a copy of a press release containing Cooper's financial results for the third quarter of 2000 and a copy of a press release announcing Cooper's issuance of EUR300 million of five year bonds.

     Cooper filed a report on Form 8-K dated November 6, 2000, which included a copy of a press release announcing Cooper's acquisition of Willsher & Quick Limited and furnished additional financial information regarding Willsher & Quick Limited and the acquisition transaction.

     Cooper filed a report on Form 8-K dated November 21, 2000, which included a copy of a press release announcing Cooper's acquisition of Shaper Lighting and furnished additional financial information regarding Shaper Lighting and the acquisition transaction.

     Cooper filed a report on Form 8-K dated November 22, 2000, which furnished "Sales Trends" information posted on Cooper's website.

     Cooper filed a report on Form 8-K dated December 1, 2000, which furnished the visual portion of a presentation given by H. John Riley at the Lehman Brothers' Industrial Select Conference on December 1, 2000.

     Cooper filed a report on Form 8-K dated December 21, 2000, which furnished "Sales Trends" information posted on Cooper's website.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COOPER INDUSTRIES, INC.

                                            By: /s/ H. JOHN RILEY, JR.
                                              ----------------------------------
                                                (H. John Riley, Jr.,
                                                Chairman, President
                                                and Chief Executive Officer)

Date: March 30, 2001

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----
/s/ H. JOHN RILEY, JR.                                 Chairman, President and               March 30, 2001
-----------------------------------------------------  Chief Executive Officer
(H. John Riley, Jr.)

/s/ D. BRADLEY MCWILLIAMS                              Senior Vice President and Chief       March 30, 2001
-----------------------------------------------------  Financial Officer
(D. Bradley McWilliams)

/s/ JEFFREY B. LEVOS                                   Vice President and Controller and     March 30, 2001
-----------------------------------------------------  Chief Accounting Officer
(Jeffrey B. Levos)

*LINDA A. HILL                                         Director                              March 30, 2001
-----------------------------------------------------
(Linda A. Hill)

*JOHN D. ONG                                           Director                              March 30, 2001
-----------------------------------------------------
(John D. Ong)

*SIR RALPH H. ROBINS                                   Director                              March 30, 2001
-----------------------------------------------------
(Sir Ralph H. Robins)

*H. LEE SCOTT                                          Director                              March 30, 2001
-----------------------------------------------------
(H. Lee Scott)

*DAN F. SMITH                                          Director                              March 30, 2001
-----------------------------------------------------
(Dan F. Smith)

*GERALD B. SMITH                                       Director                              March 30, 2001
-----------------------------------------------------
(Gerald B. Smith)

*JAMES R. WILSON                                       Director                              March 30, 2001
-----------------------------------------------------
(James R. Wilson)

*By /s/ DIANE K. SCHUMACHER
-----------------------------------------------------
    (Diane K. Schumacher, as Attorney-In-Fact for
    each of the persons indicated)

                            COOPER INDUSTRIES, INC.

                        2000 ANNUAL REPORT ON FORM 10-K
                             CROSS REFERENCE SHEET

                                                                                 PAGE REFERENCE
                                                                 PAGE           IN INCORPORATED
                                                               REFERENCE        PROXY STATEMENT
ITEM NO. AND DESCRIPTION IN FORM 10-K                           IN 10-K      (EXHIBIT 13.0 TO 10-K)
-------------------------------------                        -------------   ----------------------
Item 1.    Business.......................................   2 through 8       D-1 through D-11
                                                                              D-19 through D-23
                                                                              D-31 through D-33
                                                                              D-34 through D-35
Item 2.    Properties.....................................   2 through 8              --
Item 3.    Legal Proceedings..............................   9                        --
Item 4.    Submission of Matters to a Vote of Security
             Holders......................................   9                        --
Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters..................   9                        --
Item 6.    Selected Financial Data........................   10               D-12 through D-36
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations...................................   11                D-1 through D-11
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk..................................   11                D-9 through D-11
Item 8.    Financial Statements and Supplementary Data....   11               D-12 through D-36
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......   11                       --
Item 10.   Directors and Executive Officers of the
             Registrant...................................   11                  5 through 9
Item 11.   Executive Compensation.........................   11                 12 through 22
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management...............................   11                    4-5, 10
Item 13.   Certain Relationships and Related
             Transactions.................................   11                       --
Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..........................   12 through 15    D-11 through D-36

                                 EXHIBIT INDEX

       3.1    Twenty-Seventh Amended Articles of Incorporation of Cooper
              Industries, Inc. (incorporated herein by reference to Exhibit 3.1 of Cooper's Form 8-K dated August 5, 1997).

       3.1    Code of Regulations (By-Laws), as amended, of Cooper
              Industries, Inc. (incorporated herein by reference to Exhibit 3.2 of Cooper's Form 10-K for the year ended
              December 31, 1997).

       4.1 Rights Agreement, dated as of August 5, 1997, between Cooper and First Chicago Trust Company of New York, as Rights Agent
              (incorporated herein by reference to Exhibit 4.1 to Cooper"s
              Registration Statement on Form 8-A dated August 14, 1997).

       4.2    Form of Indenture dated as of January 15, 1990, between
              Cooper and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) of Registration Statement No. 33-33011).

      10.1    Cooper Industries, Inc. Directors Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.2 of Cooper's Form
              10-K for the year ended December 31, 1997).

      10.2    Cooper Industries, Inc. Directors Retirement Plan
              (incorporated by reference to Exhibit 10.3 of Cooper's Form
              10-K for the year ended December 31, 1997).

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

      10.5    Cooper Industries, Inc. Supplemental Excess Defined
              Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) of Cooper's Form 10-Q for the quarter ended September 30, 1998).

      10.6    Management Incentive Compensation Deferral Plan
              (incorporated by reference to Exhibit 10.7 of Cooper's Form
              10-K for the year ended December 31, 1997).
      10.7    Crouse-Hinds Company Officers' Disability and Supplemental
              Pension Plan (incorporated by reference to Exhibit 10.8 of
              Cooper's Form 10-K for the year ended December 31, 1997).

      10.8    Cooper Industries, Inc. Amended and Restated Stock Incentive
              Plan (incorporated herein by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 to Registration Statement No.
              333-08277).

      10.9    Form of Incentive Stock Option Agreement for Cooper
              Industries, Inc. Stock Incentive Plan.

      10.10   Form of Nonqualified Stock Option Agreement for Cooper
              Industries, Inc. Stock Incentive Plan.

      10.11   Form of Cooper Industries, Inc. Executive Stock Incentive
              Agreement (incorporated herein by reference to Exhibit 10.12 of Cooper's Form 10-K for the year ended December 31, 1995).

      10.12   Cooper Industries, Inc. Second Amended and Restated
              Management Annual Incentive Plan (incorporated herein by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 to Registration Statement No. 33-51441).

      10.13   Cooper Industries, Inc. Amended and Restated Directors'
              Stock Plan.

      10.14   Form of Directors' Nonqualified Stock Option Agreement for
              Directors' Stock Plan (incorporated herein by reference to Exhibit 10.18 of Cooper's Form 10-K for the year ended
              December 31, 1997).

      10.15   Cooper Industries, Inc. Directors' Retainer Fee Stock Plan
              (incorporated herein by referenced to Exhibit 4.3 of Registration Statement No. 333-51439).

      10.16   Form of Management Continuity Agreement between Cooper
              Industries, Inc. and key management personnel which applies if there is a Change of the Control of Cooper (incorporated herein by reference to Exhibit 10(ii) of Cooper's Form 10-Q for the quarter ended September 30, 1998).

      10.17   Purchase and Sale Agreement between Cooper Industries, Inc.
              and Federal-Mogul Corporation dated August 17, 1998
              (incorporated herein by reference to Exhibit 10(i) of Cooper's Form 10-Q for the quarter ended September 30,
              1998).

      12.0    Computation of Ratios of Earnings to Fixed Charges for the
              Calendar years 1996 through 2000.

      13.0    Text of Appendix D to Cooper Industries, Inc. Proxy
              Statement for the Annual Meeting of Shareholders to be held
              April 24, 2001.

      21.0    List of Cooper Industries, Inc. Subsidiaries.

      23.0    Consent of Ernst & Young LLP.
      24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.