Form 10-Q
period 2001-03-31
COOPER INDUSTRIES INC
filed 2001-05-14
CIK 24454

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

Commission File Number               1-1175
                       ---------------------------------------------------------

                             Cooper Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                      31-4156620
     ------------------------------                     -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         600 Travis, Suite 5800                         Houston, Texas 77002
----------------------------------------                --------------------
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

Number of shares outstanding of issuer's common stock as of April 30, 2001 was 93,611,322.

         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                                    ---------
                                              2001             2000
                                              ----             ----

                                         (in millions, where applicable)

Revenues                                   $ 1,095.1        $ 1,038.9
Cost of sales                                  768.9            701.7
Selling and administrative expenses            199.5            176.4
Goodwill amortization                           14.8             13.4
Interest expense, net                           25.1             18.3
                                           ---------        ---------
    Income before income taxes                  86.8            129.1
Income taxes                                    30.4             45.2
                                           ---------        ---------
    Net income                             $    56.4        $    83.9
                                           =========        =========


Income per Common Share:
    Basic                                  $     .60        $     .89
                                           =========        =========
    Diluted                                $     .60        $     .89
                                           =========        =========


Cash dividends per Common Share            $     .35        $     .35
                                           =========        =========

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          MARCH 31,      DECEMBER 31,
                                                                            2001             2000
                                                                            ----             ----
                                  ASSETS                                        (in millions)

Cash and cash equivalents                                                 $   17.8         $   26.4
Receivables                                                                  842.9            828.8
Inventories                                                                  737.3            706.9
Deferred income taxes and other current assets                               193.2            173.0
                                                                          --------         --------
           Total current assets                                            1,791.2          1,735.1
                                                                          --------         --------
Property, plant and equipment, less accumulated depreciation                 869.1            870.4
Goodwill, less accumulated amortization                                    1,987.7          2,013.5
Deferred income taxes and other noncurrent assets                            174.2            170.3
                                                                          --------         --------
           Total assets                                                   $4,822.2         $4,789.3
                                                                          ========         ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                                           $  174.1         $  166.1
Accounts payable                                                             406.3            470.1
Accrued liabilities                                                          495.3            486.3
Current maturities of long-term debt                                           1.2             51.1
                                                                          --------         --------
           Total current liabilities                                       1,076.9          1,173.6
                                                                          --------         --------
Long-term debt                                                             1,414.1          1,300.8
Postretirement benefits other than pensions                                  207.5            211.2
Other long-term liabilities                                                  197.9            199.5
                                                                          --------         --------
           Total liabilities                                               2,896.4          2,885.1
                                                                          --------         --------
Common stock, $5.00 par value                                                615.0            615.0
Capital in excess of par value                                               661.4            663.3
Retained earnings                                                          2,248.7          2,225.0
Common stock held in treasury, at cost                                    (1,460.5)        (1,470.0)
Unearned employee stock ownership plan compensation                           (5.4)            (8.6)
Accumulated other nonowner changes in equity                                (133.4)          (120.5)
                                                                          --------         --------
           Total shareholders' equity                                      1,925.8          1,904.2
                                                                          --------         --------
           Total liabilities and shareholders' equity                     $4,822.2         $4,789.3
                                                                          ========         ========

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                              ---------
                                                                                         2001           2000
                                                                                         ----           ----
                                                                                            (in millions)
Cash flows from operating activities:
    Net income                                                                          $ 56.4         $ 83.9

Adjustments to reconcile to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                         46.1           40.0
    Deferred income taxes                                                                   --            2.8
    Changes in assets and liabilities: (1)
        Receivables                                                                      (21.1)         (36.5)
        Inventories                                                                      (50.7)         (49.7)
        Accounts payable and accrued liabilities                                         (52.2)          (2.0)
        Accrued income taxes                                                                --           30.3
        Other assets and liabilities, net                                                (13.0)         (23.4)
                                                                                        ------         ------
                Net cash provided by (used in) operating activities                      (34.5)          45.4

Cash flows from investing activities:
    Cash received from (paid for) acquired businesses                                     11.3         (135.2)
    Capital expenditures                                                                 (39.6)         (51.5)
    Proceeds from sales of property, plant and equipment                                   0.8            2.9
                                                                                        ------         ------
                Net cash used in investing activities                                    (27.5)        (183.8)

Cash flows from financing activities:
    Proceeds from issuances of debt                                                      135.9          208.7
    Repayments of debt                                                                   (51.1)          (2.5)
    Dividends                                                                            (32.7)         (32.7)
    Acquisition of treasury shares                                                          --          (39.3)
    Activity under employee stock plans                                                    1.4            0.6
                                                                                        ------         ------
                Net cash provided by financing activities                                 53.5          134.8
Effect of exchange rate changes on cash and cash equivalents                              (0.1)           0.1
                                                                                        ------         ------
Decrease in cash and cash equivalents                                                     (8.6)          (3.5)
Cash and cash equivalents, beginning of period                                            26.4           26.9
                                                                                        ------         ------
Cash and cash equivalents, end of period                                                $ 17.8         $ 23.4
                                                                                        ======         ======

(1)      Net of the effects of acquisitions and translation.


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           ACCOUNTING POLICIES

         Basis of Presentation - The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2000 included as Appendix D to Cooper's Proxy Statement dated March 8, 2001.

NOTE 2.           ADOPTION OF NEW ACCOUNTING STANDARD

         On January 1, 2001, Cooper adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") as amended. SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. For derivative instruments that are not designated as hedges, the gain or loss on the derivative is recognized in earnings currently. If the derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment is recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated nonowner changes in equity and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings. The cumulative effect of adopting the new standard was not material to Cooper's consolidated results of operations, financial position or cash flows.

Cooper enters into foreign currency forward exchange contracts and commodity futures contracts to reduce the risks of adverse changes in foreign exchange rates and commodity prices. Cooper does not enter into speculative derivative transactions.

As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies used by Cooper's businesses, Cooper is exposed to the effect of foreign exchange rate changes on its cash flows and earnings. Cooper enters into foreign currency forward exchange contracts to hedge significant foreign currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

Foreign currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. The net gain on contracts designated as fair value hedges was not material during the three months ended March 31, 2001. Foreign currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. The net gain on contracts designated as cash flow hedges was not material during the three months ended March 31, 2001. Cooper also enters into certain foreign currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to intercompany financing transactions.

Cooper enters into commodity futures contracts to reduce the volatility of price fluctuations on a portion of its forecasted annual raw material purchases. These instruments are designated as cash flow hedges. The net loss on commodity futures contracts was not material during the three months ended March 31, 2001.

Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. At March 31, 2001, Cooper expects to reclassify $0.2 million of net losses on derivative instruments designated as cash flow hedges from accumulated nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during the three months ended March 31, 2001 was not material.

NOTE 3.           ACQUISITIONS AND DIVESTITURES

         During the first quarter of 2001, Cooper received purchase price adjustments of $11.3 million net related to previously acquired businesses.

         During the first quarter of 2000, Cooper completed two acquisitions in its Electrical Products segment. In March 2000, Cooper acquired Eagle Electric for a total cost of $124.6 million, subject to adjustment as provided in the acquisition agreements. Eagle manufactures and sells electrical wiring devices including switches, receptacles, plugs and connectors, cords and other electrical accessories to the residential and commercial markets. Cooper also acquired a small Indian manufacturer of electrical products.

         The acquisitions have been accounted for as purchase transactions and the results of the acquisitions are included in Cooper's consolidated income statements from the date of acquisition.

NOTE 4.           INVENTORIES

                                                                     MARCH 31,               DECEMBER 31,
                                                                       2001                     2000
                                                                       ----                     ----
                                                                        (in millions)
Raw materials.......................................                  $238.9                   $230.1
Work-in-process.....................................                   140.7                    134.6
Finished goods......................................                   416.2                    404.5
Perishable tooling and supplies.....................                    19.8                     20.5
                                                                      ------                   ------
                                                                       815.6                    789.7
Excess of current standard costs over LIFO costs....                   (78.3)                   (82.8)
                                                                      ------                   ------
             Net inventories........................                  $737.3                   $706.9
                                                                      ======                   ======


NOTE 5.           LONG-TERM DEBT

         At March 31, 2001, commercial paper of $526 million was classified as long-term debt, reflecting Cooper's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available bank credit facilities.

         During 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At March 31, 2001, all $500 million of the shelf registration was available to be issued.

NOTE 6.           COMMON STOCK

         During the first quarter of 2000, Cooper repurchased 1.1 million shares of its common stock at a cost of $39.3 million.

NOTE 7.           SEGMENT INFORMATION

                                                 REVENUES                      OPERATING EARNINGS
                                            THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                 MARCH 31,                          MARCH 31,
                                                 ---------                          ---------
                                          2001             2000               2001             2000
                                          ----             ----               ----             ----
                                                               (in millions)
Electrical Products..................   $  910.0         $  839.1            $102.6           $133.2
Tools & Hardware.....................      185.1            199.8              16.9             22.0
                                        --------         --------            ------           ------
   Total management reporting........   $1,095.1         $1,038.9             119.5            155.2
                                        ========         ========

General corporate expenses...........                                           7.6              7.8
Interest expense, net................                                          25.1             18.3
                                                                             ------           ------
Income before income taxes...........                                        $ 86.8           $129.1
                                                                             ======           ======

NOTE 8.           NET INCOME PER COMMON SHARE

                                                             BASIC                             DILUTED
                                                             -----                             -------
                                                      THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                           MARCH 31,                          MARCH 31,
                                                           ---------                          ---------
                                                     2001             2000              2001             2000
                                                     ----             ----              ----             ----
                                                                          (in millions)
Net income applicable to Common stock............    $56.4            $83.9             $56.4            $83.9
                                                     =====            =====             =====            =====

Weighted average Common shares outstanding.......     93.8             93.8              93.8             93.8
                                                     =====            =====
Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards..........                                         0.9              0.6
                                                                                        -----            -----

Weighted average Common shares
    and Common share equivalents.................                                        94.7             94.4
                                                                                        =====            =====

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 9.           NET INCOME AND OTHER NONOWNER CHANGES IN EQUITY

         The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                       ---------
                                                              2001                  2000
                                                              ----                  ----
                                                                     (in millions)
Net income..........................................         $ 56.4                $ 83.9
Foreign currency translation losses.................          (12.6)                (11.1)
Change in fair value of derivatives.................           (0.3)                   --
                                                             ------                ------
Net income and other nonowner changes in equity.....         $ 43.5                $ 72.8
                                                             ======                ======

NOTE 10.          SUPPLEMENTAL CASH FLOW INFORMATION


Assets acquired and liabilities assumed or incurred from the acquisition of businesses during the three months ended March 31, 2000 were as follows (in millions):

    Fair value of assets acquired.....................................    $161.3
    Liabilities assumed or incurred...................................     (26.1)
                                                                          ------
           Cash used to acquire businesses, net of cash acquired......    $135.2
                                                                          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

         Net income for the first quarter of 2001 was $56.4 million on revenues of $1,095.1 million compared with 2000 first quarter net income of $83.9 million on revenues of $1,038.9 million. First quarter diluted earnings per share decreased 33% to $.60 from $.89 in 2000.

REVENUES:

         Revenues for the first quarter of 2001 increased 5% compared to the first quarter of 2000. After excluding the effects of recent acquisitions and divestitures, revenues decreased 6% when compared to the first quarter of last year. The impact of foreign currency translation reduced reported revenues by approximately 2% for the quarter.

         First quarter 2001 Electrical Products revenues rose 8% from the first quarter last year. The year-to-year improvement was driven by acquisitions. Excluding the incremental impact of acquisitions and a 1% reduction in revenues due to foreign currency translation, segment revenues were down 4% compared to last year. The weakness in the overall North American economy affected virtually all of the markets served by the Electrical Products segment. A contraction in domestic industrial production and construction activity, excess inventory in distributor's warehouses and slowed consumer spending impacted demand across all of the businesses. Additionally, sales of electronic circuit protection equipment were below the prior year due to weakness in the telecommunications and electronics markets. Sales of hazardous duty electrical equipment were impacted by continued softness in the energy related markets. An uncertain economic environment for utility customers reduced sales of transmission equipment.

         Tools & Hardware segment revenues for the quarter decreased 7% from the first quarter of 2000. Hand tools sales were down from last year due to lower demand in both the domestic industrial and retail channels, as distributors and retailers adjusted inventories. Power tools and domestic assembly equipment were affected by the overall slowdown in industrial activity, particularly in the domestic automotive industry. A strong U.S. Dollar reduced total Tools & Hardware revenues during the quarter by approximately 3%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 70.2% for the first quarter of 2001 compared to 67.5% for the comparable 2000 quarter. The increase in the cost of sales percentage was due to lower manufacturing volumes and the resulting costs of production inefficiencies from adjusting manufacturing capacity. Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2001 were 18.2% compared to 17.0% for the first quarter of 2000. Excluding the impact of recent acquisitions, selling and administrative expense, as a percentage of revenues for the first quarter of 2001, was 18.0%. The increase in the selling and administrative expense percentage reflects lower than anticipated revenues.

         Goodwill amortization increased as a result of acquisitions completed during the past year. Interest expense, net for the first quarter of 2001 increased $6.8 million from the 2000 first quarter primarily as a result of additional borrowings to fund recent acquisitions.

SEGMENT OPERATING EARNINGS:

         Electrical Products segment first quarter 2001 operating earnings decreased 23% to $102.6 million from $133.2 million for the same quarter of last year. Excluding the earnings effect of recent acquisitions, operating earnings were down 27% from the previous year quarter. The decrease from prior year was due to lower than anticipated revenues reflective of the overall weakness of the U.S. economy, competitive market conditions, and production inefficiencies related to lower manufacturing levels.

         Tools & Hardware segment operating earnings were $16.9 million for the 2001 first quarter, compared to $22.0 million, in the first quarter of 2000. The lower operating earnings primarily reflects the impact of the reduction in revenues from the prior year.

INCOME TAXES:

         Taxes on income decreased primarily as a result of lower taxable earnings. The effective tax rate was 35% for the three months ended March 31, 2001 and 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $108 million during the first quarter of 2001. This increase in operating working capital for the 2001 first quarter is primarily related to a lower than anticipated level of shipments and a reduction in accounts payable. Operating working capital turnover for the 2001 first quarter of 3.9 turns declined from 4.2 turns in the same period of 2000 primarily due to the impact of acquisitions.

         Cash used in operating activities was $35 million in the first quarter of 2001. Net proceeds from borrowings of $85 million and cash received of $11 million related to previous acquisitions, were used to fund capital expenditures of $40 million and dividends of $33 million. During the first quarter of 2000, cash provided by operating activities totaled $45 million. These funds, along with $206 million of increased debt, were used to fund capital expenditures of $52 million, acquisitions of $135 million, share repurchases of $39 million and dividends of $33 million.

         Cooper is conducting several initiatives to maximize cash flows for the balance of the year. These actions include reduced capital spending, elimination of discretionary spending and workforce reductions. As a result, Cooper currently anticipates a continuation of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the three months ended March 31, 2001 and 2000 was $2.1 million and $0.7 million, respectively.

         During the fourth quarter of 1998, Cooper announced a voluntary and involuntary severance program and committed to consolidate several facilities. The following table reflects the activity during the first quarter of 2001 related to the 1998 employee reduction and facility consolidation plan accruals.

                                           No. of           Accrued               Facility
                                         Employees         Severance           Consolidation
                                                          (in millions)
Balance at December 31, 2000......           607           $    5.1              $      3.0
Employees terminated..............          (150)                --                      --
Cash expenditures.................            --               (1.0)                   (0.2)
                                          ------           --------              ----------
Balance at March 31, 2001.........           457           $    4.1              $      2.8
                                          ======           ========              ==========

         Cooper anticipates that the accrued severance and facility consolidation accruals will be expended during 2001 as terminated employees are paid, the additional employees leave the employment of Cooper and facility consolidations are completed. As of March 31, 2001, Cooper anticipates incurring in excess of $5 million related to severance costs, facility exit costs and disruptions to operations under the 1998 employee reduction and facility consolidation plan that could not be accrued. A majority of the $5 million relates to operating inefficiencies, training, personnel and inventory relocation costs which are required to be expensed as incurred during 2001. This paragraph contains forward-looking statements and actual results may differ materially. The statements are based on a number of assumptions, risks and uncertainties including the number of employees actually severed, the timing of the facility consolidations, the magnitude of any disruption from facility consolidations and the ability to achieve the projected cost reductions. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission.

         During December 1999, Cooper completed a shelf registration to issue up to $500 million of debt securities. At March 31, 2001, all $500 million of the shelf registration was available to be issued.

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper Common stock. Cooper's debt-to-total capitalization ratio was 45.2% at March 31, 2001, 42.5% at March 31, 2000 and 44.4% at December 31, 2000.

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

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                 March 31,
                                 ---------
                            2001          2000
                            ----          ----
                               (in millions)
Electrical Products ....   $319.1        $373.5
Tools & Hardware .......    102.5          95.3
                           ------        ------
                           $421.6        $468.8
                           ======        ======

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

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


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2000 through 1996 and the Three Months Ended March 31, 2001 and 2000.

                  (b)      Reports on Form 8-K

                           Cooper filed a report on Form 8-K dated January 23, 2001, which included a copy of a press release containing Cooper's financial results for the quarter and year ended December 31, 2000.

                           Cooper filed a report on Form 8-K dated January 24, 2001, which included "Sales Trends" information posted on Cooper's website.

                           Cooper filed a report on Form 8-K dated February 21, 2001, which included the business outlook for 2001.

                           Cooper filed a report on Form 8-K dated March 5, 2001, which included "Sales Trends" information posted on Cooper's website.

                           Cooper filed a report on Form 8-K dated March 16, 2001, which included a copy of a press release announcing a downward adjustment to Cooper's earnings outlook for the first quarter of 2001.

                           Cooper filed a report on Form 8-K dated March 21, 2001 which included "Sales Trends" information posted on Cooper's website.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Cooper Industries, Inc.
                                      -----------------------------------------
                                                    (Registrant)


Date:      May 14, 2001               /s/ H. John Riley, Jr.
     ----------------------------     -----------------------------------------
                                      H. John Riley, Jr.
                                      Chairman,  President and
                                      Chief Executive Officer


Date:      May 14, 2001               /s/ Jeffrey B. Levos
     ----------------------------     -----------------------------------------
                                      Jeffrey B. Levos
                                      Vice President and Controller
                                        and Chief Accounting Officer

                                  Exhibit Index


Exhibit No.                       Description of Exhibit

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2000 through 1996 and the Three Months Ended March 31, 2001 and 2000.