Form 10-Q
period 2001-06-30
COOPER INDUSTRIES INC
filed 2001-08-14
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2001

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

   Yes     X       No
        -------       ------

Number of shares outstanding of issuer's common stock as of July 31, 2001 was 93,650,500.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS


                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30,                JUNE 30,
                                           ---------------------------------------------
                                              2001       2000        2001         2000
                                           ---------   ---------   ---------   ---------
                                                  (in millions, where applicable)

Revenues ...............................   $ 1,073.0   $ 1,168.2   $ 2,168.1   $ 2,207.1

Cost of sales ..........................       744.7       794.5     1,513.6     1,496.2
Selling and administrative expenses ....       186.0       189.4       385.5       365.8
Goodwill amortization ..................        15.3        14.7        30.1        28.1
Interest expense, net ..................        22.4        26.6        47.5        44.9
                                           ---------   ---------   ---------   ---------
    Income before income taxes .........       104.6       143.0       191.4       272.1
Income taxes ...........................        36.6        50.1        67.0        95.3
                                           ---------   ---------   ---------   ---------
    Net Income .........................   $    68.0   $    92.9   $   124.4   $   176.8
                                           =========   =========   =========   =========

Income per Common Share:
    Basic ..............................   $     .72   $    1.00   $    1.32   $    1.89
                                           =========   =========   =========   =========
    Diluted ............................   $     .72   $     .99   $    1.32   $    1.88
                                           =========   =========   =========   =========


Cash dividends per Common Share ........   $     .35   $     .35   $     .70   $     .70
                                           =========   =========   =========   =========



The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                 JUNE 30,      DECEMBER 31,
                                                                   2001            2000
                                                               ------------    ------------
                                      ASSETS                           (in millions)

Cash and cash equivalents ..................................   $       16.3    $       26.4
Receivables ................................................          821.3           828.8
Inventories ................................................          734.6           706.9
Deferred income taxes and other current assets .............          142.1           173.0
                                                               ------------    ------------
         Total current assets ..............................        1,714.3         1,735.1
                                                               ------------    ------------
Property, plant and equipment, less accumulated
  depreciation..............................................          865.0           870.4
Goodwill, less accumulated amortization ....................        1,969.6         2,013.5
Deferred income taxes and other noncurrent assets ..........          174.1           170.3
                                                               ------------    ------------
         Total assets ......................................   $    4,723.0    $    4,789.3
                                                               ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Short-term debt ............................................   $      182.4    $      166.1
Accounts payable ...........................................          411.0           470.1
Accrued liabilities ........................................          481.1           486.3
Accrued income taxes .......................................            1.9              --
Current maturities of long-term debt .......................            3.1            51.1
                                                               ------------    ------------
         Total current liabilities .........................        1,079.5         1,173.6
                                                               ------------    ------------
Long-term debt .............................................        1,276.3         1,300.8
Postretirement benefits other than pensions ................          203.6           211.2
Other long-term liabilities ................................          195.4           199.5
                                                               ------------    ------------
         Total liabilities .................................        2,754.8         2,885.1
                                                               ------------    ------------
Common stock, $5.00 par value ..............................          615.0           615.0
Capital in excess of par value .............................          660.9           663.3
Retained earnings ..........................................        2,283.9         2,225.0
Common stock held in treasury, at cost .....................       (1,459.0)       (1,470.0)
Unearned employee stock ownership plan compensation ........            --             (8.6)
Accumulated other non-owner changes in equity ..............         (132.6)         (120.5)
                                                               ------------    ------------
         Total shareholders' equity ........................        1,968.2         1,904.2
                                                               ------------    ------------
         Total liabilities and shareholders' equity ........   $    4,723.0    $    4,789.3
                                                               ============    ============


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------    ------------
                                                                                (in millions)

Cash flows from operating activities:
    Net income .......................................................   $      124.4    $      176.8

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization ....................................           92.8            83.9
    Deferred income taxes ............................................            6.1            10.6
    Changes in assets and liabilities:(1)
        Receivables ..................................................           (3.5)          (81.4)
        Inventories ..................................................          (49.7)          (72.8)
        Accounts payable and accrued liabilities .....................          (56.7)           (3.1)
        Accrued income taxes .........................................            2.3             8.4
        Other assets and liabilities, net ............................           24.4             1.4
                                                                         ------------    ------------
              Net cash provided by operating activities ..............          140.1
                                                                                                123.8

Cash flows from investing activities:
    Cash received from (paid for) acquired businesses ................           11.8          (562.7)
    Capital expenditures .............................................          (69.4)          (94.9)
    Proceeds from sales of property, plant and equipment .............            3.6             7.5
                                                                         ------------    ------------
              Net cash used in investing activities ..................          (54.0)         (650.1)

Cash flows from financing activities:
    Proceeds from issuances of debt ..................................          135.9           628.1
    Repayments of debt ...............................................         (168.9)           (2.9)
    Dividends ........................................................          (65.5)          (65.3)
    Acquisition of treasury shares ...................................             --           (39.3)
    Activity under employee stock plans ..............................            2.1             1.0
                                                                         ------------    ------------
              Net cash provided by (used in) financing activities ....          (96.4)          521.6

Effect of exchange rate changes on cash and cash equivalents .........            0.2             0.3
                                                                         ------------    ------------
Decrease in cash and cash equivalents ................................          (10.1)           (4.4)
Cash and cash equivalents, beginning of period .......................           26.4            26.9
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $       16.3    $       22.5
                                                                         ============    ============


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

         Impact of New Accounting Standards - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Cooper will adopt the new standards effective January 1, 2002. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In 2002, Cooper will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on its consolidated results of operations and financial position.

NOTE 2.  ACQUISITIONS AND DIVESTITURES

         During the first six months of 2001, Cooper received purchase price adjustments of $11.8 million net, related to previously acquired businesses.

         During the first six months of 2000, Cooper completed three acquisitions in its Electrical Products segment and one small acquisition in its Tools & Hardware segment. In March 2000, Cooper acquired Eagle Electric for a total cost of $124.6 million. Eagle manufactures and sells electrical wiring devices including switches, receptacles, plugs and connectors, cords and other electrical accessories to the residential and commercial markets. In May 2000, Cooper acquired B-Line Systems for $430.6 million. B-Line Systems manufactures and markets support systems and enclosures for electrical, mechanical and telecommunications/data applications. Cooper also acquired a small Indian manufacturer of electrical products and a small Hungarian assembly equipment manufacturer.

         The acquisitions have been accounted for as purchase transactions and the results of the acquisitions are included in Cooper's consolidated income statements from the date of acquisition.

NOTE 3.  INVENTORIES


                                                     JUNE 30,      DECEMBER 31,
                                                      2001             2000
                                                   ------------    ------------
                                                          (in millions)

Raw materials ..................................   $      237.9    $      230.1
Work-in-process ................................          141.2           134.6
Finished goods .................................          412.8           404.5
Perishable tooling and supplies ................           21.6            20.5
                                                   ------------    ------------
                                                          813.5           789.7
Excess of current standard costs over LIFO
  costs ........................................          (78.9)          (82.8)
                                                   ------------    ------------
           Net inventories .....................   $      734.6    $      706.9
                                                   ============    ============


NOTE 4.  LONG-TERM DEBT

         At June 30, 2001, commercial paper of $400 million was classified as long-term debt, reflecting Cooper's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available bank credit facilities.

         During 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At June 30, 2001, all $500 million of the shelf registration was available to be issued.


NOTE 5.  COMMON STOCK

         During the first quarter of 2000, Cooper repurchased 1.1 million shares of its common stock at a cost of $39.3 million.


NOTE 6.  SEGMENT INFORMATION


                                                      REVENUES
                                 -------------------------------------------------
                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                        JUNE 30,                   JUNE 30,
                                 -----------------------   -----------------------
                                    2001         2000         2001         2000
                                 ----------   ----------   ----------   ----------
                                                   (in millions)

Electrical Products ..........   $    879.9   $    961.6   $  1,789.9   $  1,800.7
Tools & Hardware .............        193.1        206.6        378.2        406.4
                                 ----------   ----------   ----------   ----------
   Total revenues ............   $  1,073.0   $  1,168.2   $  2,168.1   $  2,207.1
                                 ==========   ==========   ==========   ==========


                                                                    OPERATING EARNINGS
                                                     -------------------------------------------------
                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                 JUNE 30,
                                                     -----------------------   -----------------------
                                                        2001         2000         2001         2000
                                                     ----------   ----------   ----------   ----------
                                                                        (in millions)

Electrical Products ..............................   $    112.9   $    152.5   $    215.5   $    285.7
Tools & Hardware .................................         21.5         24.6         38.4         46.6
                                                     ----------   ----------   ----------   ----------
   Total management reporting ....................        134.4        177.1        253.9        332.3

General corporate expenses .......................          7.4          7.5         15.0         15.3
Interest expense, net ............................         22.4         26.6         47.5         44.9
                                                     ----------   ----------   ----------   ----------
Income before income taxes .......................   $    104.6   $    143.0   $    191.4   $    272.1
                                                     ==========   ==========   ==========   ==========



NOTE 7.  NET INCOME PER COMMON SHARE


                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                     -----------------------   -----------------------
                                                        2001         2000        2001          2000
                                                     ----------   ----------   ----------   ----------
BASIC:                                                                 (in millions)



Net income applicable to Common stock ............   $     68.0   $     92.9   $    124.4   $    176.8
                                                     ==========   ==========   ==========   ==========
Weighted average Common shares outstanding .......         93.9         93.3         93.9         93.5
                                                     ==========   ==========   ==========   ==========
DILUTED:

Net income applicable to Common stock ............   $     68.0   $     92.9   $    124.4   $    176.8
                                                     ==========   ==========   ==========   ==========

Weighted average Common shares outstanding .......         93.9         93.3         93.9         93.5

Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards ..........          0.7          0.6          0.7          0.7
                                                     ----------   ----------   ----------   ----------

Weighted average Common shares
    and Common share equivalents .................         94.6         93.9         94.6         94.2
                                                     ==========   ==========   ==========   ==========



Options and employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 8.  NET INCOME AND OTHER NON-OWNER CHANGES IN EQUITY

         The components of net income and other non-owner changes in equity, net of related taxes, were as follows:


                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                             -----------------------    ------------------------
                                                2001         2000          2001          2000
                                             ----------   ----------    ----------    ----------
                                                                (in millions)

Net income ...............................   $     68.0   $     92.9    $    124.4    $    176.8
Foreign currency translation gains
    and losses ...........................          0.8        (24.3)        (11.8)        (35.4)
Change in fair value of derivatives ......           --           --          (0.3)           --
                                             ----------   ----------    ----------    ----------
Net income and other non-owner
    changes in equity ....................   $     68.8   $     68.6    $    112.3    $    141.4
                                             ==========   ==========    ==========    ==========

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION

Assets acquired and liabilities assumed or incurred from the acquisition of businesses during the six months ended June 30, 2000 were as follows (in millions):


Fair value of assets acquired...................................................  $    618.9
Liabilities assumed or incurred.................................................       (56.2)
                                                                                  ----------
   Cash used to acquire businesses, net of cash acquired........................  $    562.7
                                                                                  ==========

NOTE 10. SUBSEQUENT EVENTS

On August 1, 2001, Danaher Corporation ("Danaher") announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction valued by Danaher at $54 to $58 per Cooper share, subject to conducting due diligence procedures. On August 8, 2001, Cooper announced that its Board of Directors unanimously rejected Danaher's proposal. Cooper's Board of Directors authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives. Cooper's Board also announced the August 30th Special Meeting of Shareholders to vote on Cooper's plan to reorganize and change its place of incorporation from Ohio to Bermuda has been postponed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

         Net income for the second quarter of 2001 was $68.0 million on revenues of $1,073.0 million compared with 2000 second quarter net income of $92.9 million on revenues of $1,168.2 million. Second quarter diluted earnings per share were $.72 compared to $.99 in 2000.

REVENUES:

         Revenues for the second quarter of 2001 were 8% lower than the second quarter of 2000. After excluding the effects of recent acquisitions and divestitures, revenues were 10% below the second quarter of last year. The impact of foreign currency translation reduced reported revenues by approximately 1% for the quarter.

         Second quarter 2001 Electrical Products revenues were 8% below the second quarter of 2000. Excluding the incremental impact of acquisitions and a 1% reduction in revenues due to foreign currency translation, segment revenues were 10% lower than the second quarter of last year. The hazardous-duty electrical products business showed improvement during the quarter as increased capital spending in the energy and petrochemical sectors spurred modest project activity. Other electrical businesses continued to be impacted by weakness in the overall North American economy which affected virtually all of the markets served by the Electrical Products segment. A slowdown in domestic industrial production and construction activity, rationalization of distributors' inventory levels, and slowed consumer spending impacted demand across all of the businesses. Additionally, sales of electrical and electronic circuit protection and telecommunications systems equipment were below the second quarter of the prior year due to the significant slowing in telecommunications and electronics markets. An uncertain economic environment for utility customers reduced sales of electrical distribution equipment.

         Tools & Hardware segment revenues for the quarter were 7% below the second quarter of 2000. Hand tools sales reflected the impact of weak market conditions on demand from both the domestic industrial and retail channels. Power tools and domestic assembly equipment were affected by the overall slowdown in industrial activity, particularly in the domestic automotive industry. Strong shipments of assembly equipment from European operations provided a partial offset. A strong U.S. Dollar reduced total Tools & Hardware revenues during the quarter by approximately 3%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 69.4% for the second quarter of 2001 compared to 68.0% for the comparable 2000 quarter. The increase in the cost of sales percentage was due to lower manufacturing volumes and the resulting costs of manufacturing inefficiencies from adjusting production capacity. Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2001 were 17.3% compared to 16.2% for the second quarter of 2000. The increase in the selling and administrative expense percentage reflects lower than anticipated revenues, partially offset by reductions in spending.

         Goodwill amortization increased as a result of acquisitions completed during 2000. Interest expense, net for the first quarter of 2001 decreased $4.2 million from the 2000 second quarter primarily as a result of lower average interest rates.

 SEGMENT OPERATING EARNINGS:

         Electrical Products segment second quarter 2001 operating earnings of $112.9 million were 26% below the same quarter of last year. Excluding the earnings effect of recent acquisitions, operating earnings were down 28% from the previous year quarter. The decrease was due to lower than anticipated revenues reflective of the overall weakness of the U.S. economy, competitive market conditions, and production inefficiencies related to lower manufacturing levels.

         Tools & Hardware segment operating earnings were $21.5 million for the 2001 second quarter, compared to $24.6 million in the second quarter of 2000. The lower operating earnings primarily reflected the impact of the reduction in revenues from the second quarter of the prior year.

INCOME TAXES:

         Taxes on income decreased primarily as a result of lower taxable earnings. The effective tax rate was 35% for the three months ended June 30, 2001 and 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

         Net income for the first six months of 2001 was $124.4 million on revenues of $2,168.1 million compared with 2000 first six months net income of $176.8 million on revenues of $2,207.1 million. The first six months diluted earnings per share were $1.32 compared to $1.88 in 2000.

REVENUES:

         Revenues for the first six months of 2001 were 2% below the first six months of 2000. After excluding the effects of recent acquisitions and divestitures, revenues were 8% lower than the first six months of last year. The impact of foreign currency translation reduced reported revenues by approximately 1% for the six month period.

         Year-to-date 2001 Electrical Products revenues were 1% less than the last year. Excluding the incremental impact of acquisitions and a 1% reduction in revenues due to foreign currency translation, segment revenues were 7% below last year. The continued weakness in the North American economy affected virtually all of the markets served by the Electrical Products segment. A contraction in domestic manufacturing and industrial activity, excess inventory in distributor's warehouses and slowed consumer spending impacted demand across all of the businesses. Additionally, sales of electrical and electronic circuit protection equipment and telecommunications systems products were affected by weakness in the telecommunications and electronics markets. An uncertain economic environment for utility customers reduced sales of electrical distribution equipment.

         Tools & Hardware segment revenues for the first six months of 2001 were 7% below the first half of 2000. Hand tools sales reflected lower demand from both the domestic industrial and retail channels, as distributors and retailers adjusted volumes and reduced inventories. Power tools and domestic assembly equipment sales were affected by the overall slowdown in industrial activity. A strong U.S. Dollar reduced total Tools & Hardware revenues during the period by approximately 3%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 69.8% for the first six months of 2001 compared to 67.8% for the comparable 2000 period. The increase in the cost of sales percentage was due to lower manufacturing volumes and the resulting costs of production inefficiencies from adjusting manufacturing capacity. Selling and administrative expenses, as a percentage of revenues, for the first half of 2001 were 17.8% compared to 16.6% for the first half of 2000. Excluding the impact of recent acquisitions, selling and administrative expense, as a percentage of revenues for the first six months of 2001, was 17.6%. The increase in the selling and administrative expense percentage reflects lower than anticipated revenues.

         Goodwill amortization increased as a result of acquisitions completed during 2000. Interest expense, net for the first half of 2001 increased $2.6 million from the 2000 first half primarily as a result of additional borrowings to fund acquisitions made in the first half of 2000.

 SEGMENT OPERATING EARNINGS:

         Electrical Products segment first half 2001 operating earnings were $215.5 million compared to $285.7 million for the same period of last year. Excluding the earnings effect of recent acquisitions, operating earnings were 27% below the same period in the previous year. The reduction from prior year was due to lower than anticipated revenues reflective of the overall weakness of the U.S. economy, competitive market conditions, and production inefficiencies related to lower manufacturing levels.

         Tools & Hardware segment operating earnings were $38.4 million for the 2001 first half, compared to $46.6 million in the first half of 2000. The lower operating earnings primarily reflected the impact of reduced revenues from the prior year.

INCOME TAXES:

         Taxes on income decreased primarily as a result of lower taxable earnings. The effective tax rate was 35% for the six months ended June 30, 2001 and 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $79 million during the first half of 2001. This increase in operating working capital for the 2001 six month period was primarily related to a lower than anticipated level of shipments and a reduction in accounts payable. Operating working capital turnover for the first half of 2001 was 3.9 turns compared to 4.2 turns in the same period of 2000, reflecting the impact of lower than planned shipments.

         Cash provided from operating activities was $140 million in the first half of 2001. These funds plus cash received of $12 million related to previous acquisitions, were used to fund capital expenditures of $69 million, dividends of $66 million and net debt repayments of $33 million. During the first half of 2000, cash provided by operating activities totaled $124 million. These funds, along with net borrowings of $625 million, were used to fund capital expenditures of $95 million, acquisitions of $563 million, share repurchases of $39 million and dividends of $65 million.

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

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $3.7 million and $1.7 million during the six months ended June 30, 2001 and 2000, respectively.

         During the fourth quarter of 1998, Cooper announced a voluntary and involuntary severance program and committed to consolidate several facilities. The following table reflects the activity during the six months ended June 30, 2001 related to the 1998 employee reduction and facility consolidation plan accruals.


                                             No. of       Accrued        Facility
                                            Employees    Severance    Consolidation
                                           ----------    ----------   -------------
                                                             (in millions)

Balance at December 31, 2000 ...........          607    $      5.1    $      3.0

Employees terminated ...................         (192)           --            --

Cash expenditures ......................           --          (2.4)         (0.3)
                                           ----------    ----------    ----------
Balance at June 30, 2001 ...............          415    $      2.7    $      2.7
                                           ==========    ==========    ==========

         Cooper anticipates that the accrued severance and facility consolidation accruals will be expended during 2001 as terminated employees are paid, the additional employees leave the employment of Cooper and facility consolidations are completed. As of June 30, 2001, Cooper anticipates incurring in excess of $3 million related to severance costs, facility exit costs and disruptions to operations under the 1998 employee reduction and facility consolidation plan that could not be accrued. A majority of the $3 million relates to operating inefficiencies, training, personnel and inventory relocation costs which are required to be expensed as incurred during 2001. This paragraph contains forward-looking statements and actual results may differ materially. The statements are based on a number of assumptions, risks and uncertainties including the number of employees actually severed, the timing of the facility consolidations, the magnitude of any disruption from facility consolidations and the ability to achieve the projected cost reductions. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission.

         During December 1999, Cooper completed a shelf registration to issue up to $500 million of debt securities. At June 30, 2001, all $500 million of the shelf registration was available to be issued.

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper Common stock. Cooper's debt-to-total capitalization ratio was 42.6% at June 30, 2001, 48.8% at June 30, 2000 and 44.4% at December 31, 2000.

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

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                  JUNE 30,
                                           -----------------------
                                              2001         2000
                                           ----------   ----------
                                                (in millions)

Electrical Products ....................   $    282.3   $    376.8
Tools & Hardware .......................         87.0        104.2
                                           ----------   ----------
                                           $    369.3   $    481.0
                                           ==========   ==========


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


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on April 24, 2001 in Houston, Texas. Four proposals, as described in Cooper's Proxy statement dated March 8, 2001, were voted upon at the meeting. Following is a brief description of the matters voted upon and the results of voting.

         1. Proposal for the election of four directors for terms expiring in 2004:


                               John D. Ong    H. Lee Scott   Dan F. Smith   Gerald B. Smith
                               -----------    ------------   ------------   ---------------

             Votes For:         81,793,266     81,816,920      81,818,674       81,839,723

             Votes Withheld:     1,149,560      1,125,906       1,124,152        1,103,103


         2.  Proposal to approve the Amended and Restated Stock Incentive Plan:

             Votes For:               69,833,546

             Votes Against:            5,579,958

             Abstain:                    629,827

             Non-Vote:                 6,899,495


         3. Proposal to approve the Amended and Restated Management Annual Incentive Plan:

             Votes For:               77,958,032

             Votes Against:            4,385,123

             Abstain:                    599,671

             Non-Vote:                         0


        4.   Proposal for a global set of corporate standards:

             Votes For:                6,663,538

             Votes Against:           64,009,558

             Abstain:                  5,376,812

             Non-Vote:                 6,892,918

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                12. Computation of Ratios of Earnings to Fixed Charges for the
                    Calendar Years 2000 through 1996 and the Six Months Ended June 30, 2001 and 2000.

         (b)    Reports on Form 8-K

                Cooper filed a report on Form 8-K dated April 24, 2001, which included a copy of a press release containing Cooper's financial results for the first quarter of 2001.

                Cooper filed a report on Form 8-K dated April 30, 2001, which included "Sales Trends" information posted on Cooper's website.

                Cooper filed a report on Form 8-K dated May 23, 2001, which included "Sales Trends" information posted on Cooper's website.

                Cooper filed a report on Form 8-K dated June 11, 2001, which included a copy of a press release announcing a plan to reorganize Cooper and change its place of incorporation from Ohio to Bermuda.

                Cooper filed a report on Form 8-K dated June 21, 2001, which included "Sales Trends" information posted on Cooper's website.


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



                                                    Cooper Industries, Inc.
                                              ----------------------------------
                                                        (Registrant)


Date:    August 14, 2001                      /s/ D. Bradley McWilliams
                                              ----------------------------------
                                              D. Bradley McWilliams
                                              Senior Vice President and
                                              Chief Financial Officer

Date:    August 14, 2001                      /s/ Jeffrey B. Levos
                                              ----------------------------------
                                              Jeffrey B. Levos
                                              Vice President and Controller
                                              and Chief Accounting Officer

                                                                      EXHIBIT 12


                                  Exhibit Index


      EXHIBIT
      NUMBER        DESCRIPTION
      -------       -----------

        12.      Computation of Ratios of Earnings to Fixed Charges for the
                 Calendar Years 2000 through 1996 and the Six Months Ended June
                 30, 2001 and 2000.