Form 10-Q
period 2001-09-30
COOPER INDUSTRIES INC
filed 2001-11-14
CIK 24454

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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

Number of shares outstanding of issuer's common stock as of October 31, 2001 was 93,668,571.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                 -----------------------------     -----------------------------
                                                     2001             2000             2001             2000
                                                 ------------     ------------     ------------     ------------
                                                                 (in millions, where applicable)
Revenues ...................................     $    1,051.8     $    1,145.8     $    3,219.9     $    3,352.9
Cost of sales ..............................            730.5            773.1          2,244.1          2,269.3
Selling and administrative expenses ........            175.3            188.2            560.8            554.0
Goodwill amortization ......................             15.3             15.4             45.4             43.5
Interest expense, net ......................             18.8             28.6             66.3             73.5
                                                 ------------     ------------     ------------     ------------
    Income before income taxes .............            111.9            140.5            303.3            412.6
Income taxes ...............................             37.6             49.1            104.6            144.4
                                                 ------------     ------------     ------------     ------------
    Net Income .............................     $       74.3     $       91.4     $      198.7     $      268.2
                                                 ============     ============     ============     ============



Income per Common Share:
    Basic ..................................     $        .79     $        .98     $       2.11     $       2.87
                                                 ============     ============     ============     ============
    Diluted ................................     $        .78     $        .97     $       2.09     $       2.85
                                                 ============     ============     ============     ============


Cash dividends per Common Share ............     $        .35     $        .35     $       1.05     $       1.05
                                                 ============     ============     ============     ============

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                           2001              2000
                                                                      -------------      ------------
                                     ASSETS                                    (in millions)

Cash and cash equivalents ........................................     $       15.9      $       26.4
Receivables ......................................................            824.6             828.8
Inventories ......................................................            700.4             706.9
Deferred income taxes and other current assets ...................            136.0             173.0
                                                                       ------------      ------------
         Total current assets ....................................          1,676.9           1,735.1
                                                                       ------------      ------------
Property, plant and equipment, less accumulated depreciation .....            854.3             870.4
Goodwill, less accumulated amortization ..........................          1,976.9           2,013.5
Deferred income taxes and other noncurrent assets ................            160.4             170.3
                                                                       ------------      ------------
         Total assets ............................................     $    4,668.5      $    4,789.3
                                                                       ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt ..................................................     $      181.2      $      166.1
Accounts payable .................................................            379.3             470.1
Accrued liabilities ..............................................            481.8             486.3
Current maturities of long-term debt .............................              0.7              51.1
                                                                       ------------      ------------
         Total current liabilities ...............................          1,043.0           1,173.6
                                                                       ------------      ------------
Long-term debt ...................................................          1,224.7           1,300.8
Postretirement benefits other than pensions ......................            200.0             211.2
Other long-term liabilities ......................................            192.4             199.5
                                                                       ------------      ------------
         Total liabilities .......................................          2,660.1           2,885.1
                                                                       ------------      ------------
Common stock, $5.00 par value ....................................            615.0             615.0
Capital in excess of par value ...................................            647.3             663.3
Retained earnings ................................................          2,325.2           2,225.0
Common stock held in treasury, at cost ...........................         (1,444.8)         (1,470.0)
Unearned employee stock ownership plan compensation ..............               --              (8.6)
Accumulated other nonowner changes in equity .....................           (134.3)           (120.5)
                                                                       ------------      ------------
         Total shareholders' equity ..............................          2,008.4           1,904.2
                                                                       ------------      ------------
         Total liabilities and shareholders' equity ..............     $    4,668.5      $    4,789.3
                                                                       ============      ============

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      2001              2000
                                                                                  ------------      ------------
                                                                                          (in millions)
Cash flows from operating activities:
    Net income ..............................................................     $      198.7      $      268.2

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization ...........................................            140.0             129.2
    Deferred income taxes ...................................................             14.6              27.0
    Changes in assets and liabilities: (1)
        Receivables .........................................................             (3.1)            (57.0)
        Inventories .........................................................            (12.1)            (69.1)
        Accounts payable and accrued liabilities ............................            (87.3)            (38.4)
        Accrued income taxes ................................................               --              (1.0)
        Other assets and liabilities, net ...................................             26.4              (1.5)
                                                                                  ------------      ------------
              Net cash provided by operating activities .....................            277.2
                                                                                                           257.4

Cash flows from investing activities:
    Cash received from (paid for) acquired businesses .......................              8.4            (560.2)
    Capital expenditures ....................................................            (91.5)           (130.9)
    Proceeds from sales of property, plant and equipment ....................              2.9              11.0
                                                                                  ------------      ------------
              Net cash used in investing activities .........................            (80.2)           (680.1)

Cash flows from financing activities:
    Proceeds from issuances of debt .........................................            136.9             628.7
    Repayments of debt ......................................................           (244.6)            (72.6)
    Dividends ...............................................................            (98.5)            (97.9)
    Acquisition of treasury shares ..........................................            (42.0)            (39.3)
    Activity under employee stock plans .....................................             40.6               1.4
                                                                                  ------------      ------------
              Net cash provided by (used in) financing activities ...........           (207.6)            420.3
Effect of exchange rate changes on cash and cash equivalents ................              0.1               0.2
                                                                                  ------------      ------------
Decrease in cash and cash equivalents .......................................            (10.5)             (2.2)
Cash and cash equivalents, beginning of period ..............................             26.4              26.9
                                                                                  ------------      ------------
Cash and cash equivalents, end of period ....................................     $       15.9      $       24.7
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

         Impact of New Accounting Standards - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Cooper will adopt the new standards effective January 1, 2002. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In 2002, Cooper will perform the first step of the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on its consolidated results of operations and financial position.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement is effective for fiscal years beginning after December 15, 2001 but early adoption is permitted. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Cooper is in the process of determining when it will adopt this statement and what the effects will be on its consolidated results of operations and financial position.

NOTE 2.           ACQUISITIONS AND DIVESTITURES

         During the first nine months of 2001, Cooper received purchase price adjustments of $8.4 million net, related to previously acquired businesses.

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

NOTE 3.           INVENTORIES

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2001              2000
                                                            ------------      ------------
                                                                    (in millions)

Raw materials .........................................     $      216.2      $      230.1
Work-in-process .......................................            138.0             134.6
Finished goods ........................................            403.7             404.5
Perishable tooling and supplies .......................             21.4              20.5
                                                            ------------      ------------
                                                                   779.3             789.7
Excess of current standard costs over LIFO costs ......            (78.9)            (82.8)
                                                            ------------      ------------
           Net inventories ............................     $      700.4      $      706.9
                                                            ============      ============

NOTE 4.           LONG-TERM DEBT

         At September 30, 2001, commercial paper of $330 million was classified as long-term debt, reflecting Cooper's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available bank credit facilities.

         During 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At September 30, 2001, all $500 million of the shelf registration was available to be issued.

NOTE 5.           COMMON STOCK

         During the third quarter of 2001, Cooper repurchased 1.0 million shares of its common stock at a cost of $42.0 million.

NOTE 6.           SEGMENT INFORMATION

                                                                 REVENUES
                                      ---------------------------------------------------------------
                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                      -----------------------------     -----------------------------
                                          2001             2000             2001             2000
                                      ------------     ------------     ------------     ------------
                                                               (in millions)

Electrical Products .............     $      874.5     $      957.3     $    2,664.4     $    2,758.0
Tools & Hardware ................            177.3            188.5            555.5            594.9
                                      ------------     ------------     ------------     ------------
   Total revenues ...............     $    1,051.8     $    1,145.8     $    3,219.9     $    3,352.9
                                      ============     ============     ============     ============

                                                                                  OPERATING EARNINGS
                                                            ---------------------------------------------------------------
                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -----------------------------     -----------------------------
                                                                2001             2000             2001             2000
                                                            ------------     ------------     ------------     ------------
                                                                                     (in millions)

Electrical Products ...................................     $      122.3     $      156.9     $      337.8     $      442.6
Tools & Hardware ......................................             16.1             20.8             54.5             67.4
                                                            ------------     ------------     ------------     ------------
   Total management reporting .........................            138.4            177.7            392.3            510.0

General corporate expenses ............................              7.7              8.6             22.7             23.9
Interest expense, net .................................             18.8             28.6             66.3             73.5
                                                            ------------     ------------     ------------     ------------
Income before income taxes ............................     $      111.9     $      140.5     $      303.3     $      412.6
                                                            ============     ============     ============     ============

NOTE 7.           NET INCOME PER COMMON SHARE

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -----------------------------     -----------------------------
                                                                2001             2000             2001             2000
                                                            ------------     ------------     ------------     ------------
                                                                                     (in millions)

BASIC:

Net income applicable to Common stock .................     $       74.3     $       91.4     $      198.7     $      268.2
                                                            ============     ============     ============     ============

Weighted average Common shares outstanding ............             94.3             93.4             94.0             93.5
                                                            ============     ============     ============     ============
DILUTED:

Net income applicable to Common stock .................     $       74.3     $       91.4     $      198.7     $      268.2
                                                            ============     ============     ============     ============
Weighted average Common shares outstanding ............             94.3             93.4             94.0             93.5

Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards ...............              1.3              0.7              0.9              0.6
                                                            ------------     ------------     ------------     ------------

Weighted average Common shares
    and Common share equivalents ......................             95.6             94.1             94.9             94.1
                                                            ============     ============     ============     ============

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 8.           NET INCOME AND OTHER NONOWNER CHANGES IN EQUITY

         The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -----------------------------     -----------------------------
                                                                2001             2000             2001             2000
                                                            ------------     ------------     ------------     ------------
                                                                                     (in millions)

Net income ............................................     $       74.3     $       91.4     $      198.7     $      268.2
Foreign currency translation losses ...................             (1.5)           (13.2)           (13.3)           (48.6)
Change in fair value of derivatives ...................             (0.2)              --             (0.5)              --
                                                            ------------     ------------     ------------     ------------
Net income and other nonowner
    changes in equity .................................     $       72.6     $       78.2     $      184.9     $      219.6
                                                            ============     ============     ============     ============

NOTE 9.           SUPPLEMENTAL CASH FLOW INFORMATION

Assets acquired and liabilities assumed or incurred from the acquisition of businesses during the nine months ended September 30, 2000 were as follows (in millions):

Fair value of assets acquired ....................................     $      619.1
Liabilities assumed or incurred ..................................            (58.9)
                                                                       ------------
     Cash used to acquire businesses, net of cash acquired .......     $      560.2
                                                                       ============

NOTE 10.          OTHER EVENTS

On August 1, 2001, Danaher Corporation ("Danaher") announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction valued by Danaher at $54 to $58 per Cooper share, subject to conducting due diligence procedures. On August 8, 2001, Cooper announced that its Board of Directors unanimously rejected Danaher's proposal and Cooper's Board of Directors authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives. Cooper is continuing to move forward expeditiously with its exploration of all such strategic alternatives.

NOTE 11.          SUBSEQUENT EVENT

In October 1998, Cooper sold its Automotive Products businesses to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul. In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification to Cooper, although a final decision has not yet been made. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line, Cooper has rights, recently confirmed by Pneumo, to significant insurance for such claims. Historically, such insurance has provided 50% to 80% of the total defense and indemnity payments for the Abex claims. Based on Cooper's review of past and pending Abex claims, available insurance and other facts determined to date, Cooper does not believe that the potential net financial impact for the Abex-related exposure is material to Cooper. Cooper is continuing to examine this issue, including the commissioning of independent analyses of the potential exposure, and is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul affiliates.

Statements above concerning Abex-related liabilities may contain forward-looking information, and actual results may differ materially. The potential net financial impact for Abex-related exposure is subject to various factors and assumptions including the ultimate number and amount of Abex claims, the amount of insurance recoveries, the amount of Abex-related liabilities that will be satisfied through Federal-Mogul's bankruptcy proceedings and the treatment of Cooper's rights as a creditor in such bankruptcy proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net income for the third quarter of 2001 was $74.3 million on revenues of $1,051.8 million compared with 2000 third quarter net income of $91.4 million on revenues of $1,145.8 million. Third quarter diluted earnings per share were $.78 compared to $.97 in 2000.

REVENUES:

         Revenues for the third quarter of 2001 were 8% lower than the third quarter of 2000. After excluding the effects of recent acquisitions and a 1% reduction in revenues due to foreign currency translation, revenues were 8% below the third quarter of last year.

         Third quarter 2001 Electrical Products revenues were 9% below the third quarter of 2000. Excluding the incremental impact of acquisitions, segment revenues were 10% lower than the third quarter of last year. Revenues in the hazardous-duty electrical products business improved reflecting increased capital spending in the energy and petrochemical sectors. Other electrical businesses continued to be impacted by weakness in the overall North American economy. A slowdown in domestic industrial production and construction activity and slowed consumer spending impacted demand across all of the businesses. Additionally, sales of electrical and electronic circuit protection and telecommunications systems equipment were below the third quarter of the prior year due to the significant slowing in telecommunications and electronics markets. An uncertain economic environment for utility customers reduced sales of electrical distribution equipment.

         Tools & Hardware segment revenues for the quarter were 6% below the third quarter of 2000. Strong shipments of assembly equipment from European operations and improving demand for new power tools products were more than offset by lower sales of hand tools, which were impacted by weak industrial and electronics markets. A strong U.S. Dollar reduced total Tools & Hardware revenues during the quarter by approximately 2%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 69.5% for the third quarter of 2001 compared to 67.5% for the comparable 2000 quarter. The increase in the cost of sales percentage was due to lower manufacturing volumes and the resulting costs of manufacturing inefficiencies from adjusting production capacity. Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2001 were 16.7% compared to 16.4% for the third quarter of 2000. The increase in the selling and administrative expense percentage reflects the impact of lower revenues, partially offset by reductions in spending.

         Interest expense, net for the third quarter of 2001 decreased $9.8 million from the 2000 third quarter primarily as a result of lower average interest rates and a lower average debt balance.

SEGMENT OPERATING EARNINGS:

         Electrical Products segment third quarter 2001 operating earnings of $122.3 million were 22% below the same quarter of last year. Excluding the earnings effect of recent acquisitions, operating earnings were 23% below the previous year quarter. The reduction in earnings was due to lower revenues reflective of the overall weakness of the U.S. economy, competitive market conditions, and production inefficiencies related to lower manufacturing levels.

         Tools & Hardware segment operating earnings were $16.1 million for the 2001 third quarter, compared to $20.8 million in the third quarter of 2000. The lower operating earnings are a result of the reduction in revenues from the third quarter of the prior year and production inefficiencies related to lower manufacturing levels.

INCOME TAXES:

         Taxes on income decreased primarily as a result of lower taxable earnings. The effective tax rate was 33.6% and 35.0% for the three months ended September 30, 2001 and 2000, respectively. The tax reduction reflects the benefit from several foreign tax planning programs.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net income for the first nine months of 2001 was $198.7 million on revenues of $3,219.9 million compared with 2000 first nine months net income of $268.2 million on revenues of $3,352.9 million. The nine months ended September 30, 2001 diluted earnings per share were $2.09 compared to $2.85 in 2000.

REVENUES:

         Revenues for the first nine months of 2001 were 4% below the first nine months of 2000. After excluding the effects of recent acquisitions and a 1% reduction in revenue due to foreign currency translation, revenues were 7% lower than the first nine months of last year.

         Year-to-date 2001 Electrical Products revenues were 3% less than last year. Excluding the incremental impact of acquisitions and a 1% reduction in revenues due to foreign currency translation, segment revenues were 8% below last year. The continued weakness in the North American economy affected virtually all of the markets served by the Electrical Products segment. A contraction in domestic manufacturing, industrial and construction activity and slowed consumer spending impacted demand across all of the businesses. Additionally, sales of electrical and electronic circuit protection equipment and telecommunications systems products were affected by weakness in the telecommunications and electronics markets. An uncertain economic environment for utility customers reduced sales of electrical distribution equipment. Revenues in the hazardous-duty electrical products business were above the prior year, reflecting increased spending in the energy and petrochemical markets.

         Tools & Hardware segment revenues for the first nine months of 2001 were 7% below the first nine months of 2000. Hand tools sales reflected lower demand from both the domestic industrial and retail channels, as distributors and retailers adjusted volumes and reduced inventories. Power tools were affected by the overall slowdown in industrial activity. Increased shipments of assembly equipment provided a partial offset. A strong U.S. Dollar reduced total Tools & Hardware revenues during the period by approximately 2%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 69.7% for the first nine months of 2001 compared to 67.7% for the comparable 2000 period. The increase in the cost of sales percentage was due to lower manufacturing volumes and the resulting costs of production inefficiencies from adjusting manufacturing capacity. Selling and administrative expenses, as a percentage of revenues, for the first nine months of 2001 were 17.4% compared to 16.5% for the first nine months of 2000. Excluding the impact of recent acquisitions, selling and administrative expense, as a percentage of revenues for the first nine months of 2001, was 17.2%. The increase in the selling and administrative expense percentage reflects lower than anticipated revenues.

         Goodwill amortization increased as a result of acquisitions completed during the first half of 2000. Interest expense, net for the first nine months of 2001 decreased $7.2 million from the same period of last year primarily as a result of lower average interest rates.

SEGMENT OPERATING EARNINGS:

         Year-to-date operating earnings for the Electrical Products segment were $337.8 million compared to $442.6 million for the same period of last year. Excluding the earnings effect of recent acquisitions, operating earnings were 26% below the previous year. The reduction from prior year was due to lower than anticipated revenues reflective of the overall weakness of the U.S. economy, competitive market conditions, and production inefficiencies related to lower manufacturing levels.

         Tools & Hardware segment operating earnings were $54.5 million for the first nine months of 2001, compared to $67.4 million in the same period last year. The lower operating earnings primarily reflected the impact of reduced revenues from the prior year.

INCOME TAXES:

         Taxes on income decreased primarily as a result of lower taxable earnings. The effective tax rate was 34.5% and 35.0% for the nine months ended September 30, 2001 and 2000, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $80 million during the first nine months of 2001. This increase in operating working capital for the first nine months of 2001 was primarily related to a reduction in accounts payable reflecting a lower level of business activity. Operating working capital turnover for the first nine months of 2001 was 3.9 turns compared to 4.2 turns in the same period of 2000, reflecting the impact of lower than planned shipments.

         Cash provided from operating activities in the first nine months of 2001 totaled $277 million. These funds plus net cash received of $8 million related to previous acquisitions and $41 million from employee stock plan activity, were used to fund capital expenditures of $92 million, dividends of $99 million, share repurchases of $42 million and net debt repayments of $108 million. During the same period in 2000, cash provided by operating activities totaled $257 million. These funds, along with net borrowings of $556 million, were used to fund capital expenditures of $131 million, dividends of $98 million, acquisitions of $560 million and share repurchases of $39 million.

         Cooper is continuing to focus on initiatives to maximize cash flows for the balance of the year. These actions include reduced capital spending, elimination of discretionary spending and workforce reductions. As a result, Cooper currently anticipates a continuation of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $5.8 million and $2.1 million during the nine months ended September 30, 2001 and 2000, respectively.

         During the fourth quarter of 1998, Cooper announced a voluntary and involuntary severance program and committed to consolidate several facilities. The following table reflects the activity during the nine months ended September 30, 2001 related to the 1998 employee reduction and facility consolidation plan accruals.

                                                    No. of            Accrued           Facility
                                                   Employees         Severance       Consolidation
                                                 ------------      ------------      -------------
                                                                           (in millions)

Balance at December 31, 2000 ...............              607      $        5.1      $        3.0
Employees terminated .......................             (322)               --                --
Cash expenditures ..........................               --              (3.6)             (0.4)
                                                 ------------      ------------      ------------
Balance at September 30, 2001 ..............              285      $        1.5      $        2.6
                                                 ============      ============      ============

         Cooper anticipates that the accrued severance and facility consolidation accruals will be expended during 2001 as terminated employees are paid, the additional employees leave the employment of Cooper and facility consolidations are completed. As of September 30, 2001, Cooper anticipates incurring in excess of $1.0 million related to severance costs, facility exit costs and disruptions to operations under the 1998 employee reduction and facility consolidation plan that could not be accrued. A majority of the $1.0 million relates to operating inefficiencies and training, personnel and inventory relocation costs which are required to be expensed as incurred during 2001. This paragraph contains forward-looking statements and actual results may differ materially. The statements are based on a number of assumptions, risks and uncertainties including the number of employees actually severed, the timing of the facility consolidations, the magnitude of any disruption from facility consolidations and the ability to achieve the projected cost reductions. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission.

         During December 1999, Cooper completed a shelf registration to issue up to $500 million of debt securities. At September 30, 2001, all $500 million of the shelf registration was available to be issued.

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper Common stock. Cooper's debt-to-total capitalization ratio was 41.2% at September 30, 2001, 47.1% at September 30, 2000 and 44.4% at December 31, 2000.

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

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                              SEPTEMBER 30,
                                      -----------------------------
                                          2001             2000
                                      ------------     ------------
                                             (in millions)
Electrical Products .............     $      252.9     $      339.5
Tools & Hardware ................             75.9            116.8
                                      ------------     ------------
                                      $      328.8     $      456.3
                                      ============     ============

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2000 through 1996 and the Nine Months Ended September 30, 2001 and 2000.

                  (b)      Reports on Form 8-K

                           Cooper filed a report on Form 8-K dated July 24, 2001, which included a copy of a press release containing Cooper's financial results for the second quarter of 2001.

                           Cooper filed a report on Form 8-K dated August 9, 2001, which included a copy of a press release regarding Cooper's Board of Directors' unanimous rejection of Danaher Corporation's merger proposal and a transcript of the related conference call. The press release also announced that Cooper's Board of Directors decided to postpone the Special Meeting of Shareholders to vote on the plan to reorganize Cooper and change its place of incorporation from Ohio to Bermuda.

                           Cooper filed a report on Form 8-K dated August 20, 2001, which included "Sales Trends" information posted on Cooper's website.

                           Cooper filed a report on Form 8-K dated September 21, 2001, which included "Sales Trends" information posted on Cooper's website.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Cooper Industries, Inc.
                                             -----------------------------------
                                                         (Registrant)


Date:    November 13, 2001                   /s/ D. Bradley McWilliams
-------------------------------------        -----------------------------------
                                             D. Bradley McWilliams
                                             Senior Vice President and
                                             Chief Financial Officer


Date:    November 13, 2001                   /s/ Jeffrey B. Levos
-------------------------------------        -----------------------------------
                                             Jeffrey B. Levos
                                             Vice President and Controller
                                             and Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2000 through 1996 and the Nine
                         Months Ended September 30, 2001 and 2000.