Form 10-K405
period 2001-12-31
COOPER INDUSTRIES INC
filed 2002-02-20
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                 ---------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate value of the registrant's voting stock held by non-affiliates of the registrant as of January 31, 2002 was $3,345,382,140.75.

         NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF
                          JANUARY 31, 2002 - 93,851,135


                       DOCUMENTS INCORPORATED BY REFERENCE
               Cooper Industries, Inc. Proxy Statement to be filed
                     for the Annual Meeting of Shareholders
          to be held on April 30, 2002 (Part III - Items 10, 11 and 12)

                                TABLE OF CONENTS

                                                                                                  Page
                                                                                                  ----
Part I
         Item 1:    Business..................................................................      2
         Item 2:    Properties................................................................      2
         Item 3:    Legal Proceedings.........................................................      8
         Item 4:    Submission of Matters to a Vote of Security Holders.......................      9

Part II
         Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.....     10
         Item 6:    Selected Financial Data...................................................     11
         Item 7:    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................     12
         Item 7A:   Quantitative and Qualitative Disclosures about Market Risk................     24
         Item 8:    Financial Statements and Supplementary Data...............................     24
         Item 9:    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosures.....................................................     24

Part III
         Item 10:   Directors and Executive Officers of the Registrant........................     24
         Item 11:   Executive Compensation....................................................     24
         Item 12:   Security Ownership of Certain Beneficial Owners and Management............     24
         Item 13:   Certain Relationships and Related Transactions............................     24

Part IV
         Item 14:   Exhibits, Financial Statements Schedules, and Reports on Form 8-K.........     25

                                     PART I


ITEM 1. BUSINESS; ITEM 2. PROPERTIES


                                     GENERAL

         The term "Cooper" refers to the registrant, Cooper Industries, Inc., which was incorporated under the laws of the State of Ohio on January 8, 1919.

         Cooper operates in two business segments: Electrical Products and Tools & Hardware. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 21 countries and currently employs approximately 30,500 people. On December 31, 2001, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 20,192,100 square feet of space, of which approximately 72 percent was owned and 28 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Certain equipment and production facilities have been financed by industrial revenue bonds issued by local government authorities and are subject to security arrangements customary in such financings.

                                                                                                  SQUARE FOOTAGE OF
                                              NUMBER AND NATURE OF FACILITIES                   PLANTS AND FACILITIES
                                      -------------------------------------------------         ---------------------
                      NUMBER OF
SEGMENT               EMPLOYEES       MANUFACTURING     WAREHOUSE      SALES      OTHER          OWNED         LEASED
-------               ---------       -------------     ---------      -----      -----          -----         ------

Electrical Products      23,660             88              51          114        12          10,335,000    4,865,100

Tools & Hardware          6,650             27              13           19         2           4,186,600      656,500

Other                       210             --              --            1         2                  --      148,900

                         ------            ---              --          ---        --          ----------    ---------

Total                    30,520            115              64          134        16          14,521,600    5,670,500


* Multi-purpose facilities at a single location are listed in each applicable column.


                          MANUFACTURING PLANT LOCATIONS

                         EUROPE
              UNITED     (OTHER     UNITED              SOUTH                            REPUBLIC OF
SEGMENT       STATES    THAN UK)   KINGDOM    MEXICO   AMERICA    AUSTRALIA     CANADA      CHINA       INDIA    MALAYSIA
-------       ------    --------   -------    ------   -------    ---------     ------      -----       -----    --------
Electrical      47         11         11        10         3         1           2            1           1          1
Products

Tools &         14          8         --         2         2         1          --           --          --         --
Hardware
              ----       ----       ----      ----      ----      ----        ----         ----        ----       ----

Total           61         19         11        12         5         2           2            1           1          1

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

         Financial information with respect to Cooper's industry segments and geographic areas is contained in Note 15 of the Notes to Consolidated Financial Statements. A discussion of acquisitions and divestitures is included in Notes 2, 3, 7 and 17 of the Notes to Consolidated Financial Statements.

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

         Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 2001, approximately $55.8 million was spent for research and development activities as compared with approximately $57.7 million in 2000 and $54.0 million in 1999. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted or products are sold. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.

         Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2002. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper's accruals for environmental liabilities, see Note 7 of the Notes to Consolidated Financial Statements.

         Approximately 54% of the United States hourly production work force of Cooper is employed in 49 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 46% of all hourly production employees exist with 24 bargaining units at 24 operations in the United States and with various unions at 30 international operations. During 2001, new agreements were concluded covering hourly production employees at 7 operations in the United States. Cooper considers its employee relations to be excellent.

         Sales backlog at December 31, 2001 was approximately $308 million, all of which is for delivery during 2002, compared with backlog of approximately $456 million at December 31, 2000.

         Cooper's financial condition and performance are subject to various risks and uncertainties including, but not limited to: (1) the condition of the domestic economy and European and Latin American markets; (2) spending on commercial and residential construction and by utilities; (3) worldwide energy-related project spending; (4) demand for products in the electronics and telecommunications markets; (5) raw material and energy costs; (6) mix of products sold; (7) realization of benefits of cost reduction programs; (8) competitive conditions; (9) the relationship of the U.S. dollar to the currencies of countries in which Cooper does business; and (10) mergers and acquisitions and their integration into Cooper.

         The following describes the business conducted by each of Cooper's business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth on the table at the end of this Item. Information concerning market conditions, as well as information concerning revenues and operating earnings for each segment, is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                             COOPER INDUSTRIES, INC.
              PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT

                               ELECTRICAL PRODUCTS
                           MAJOR PRODUCTS AND BRANDS*

ARKTITE plugs and receptacles.                                       JSB, LUMINOX and MENVIER emergency lighting and fire
                                                                         detection systems.
ARROW-HART wiring devices.
                                                                     KARP, EDISON, MERCURY and B&S electrical fuses.
ATLITE indoor commercial lighting.
                                                                     KEARNEY fuses, connectors, tools and switches.
B-LINE support systems, enclosures, fasteners.
                                                                     KYLE distribution switchgear.
BLESSING, CSA, PRETRONICA and UNIVEL emergency lighting and
    power systems.                                                   LOW-PEAK electric fuses.

BUSSMANN and BUSS electrical and electronic fuses.                   LUMIERE specification grade landscape lighting.

CAM-LOK electrical connectors.                                       MAGNUM terminal strips and disconnect blocks.

CAPRI-CODEC cable accessories and flexible conduits.                 MCGRAW-EDISON and LUMARK indoor and outdoor lighting.

CEAG emergency lighting systems.                                     METALUX fluorescent lighting.

CHAMP and HAZARD-GARD HID and fluorescent lighting.                  MINI-LINE molded-to-cable miniature connectors.

COILTRONICS inductors and transformers.                              MOLDED PRODUCTS connectors and systems.

COMBINED TECHNOLOGIES current-limiting fuses.                        MWS modular wiring systems.

CONDULET fittings and outlet bodies.                                 MYERS electrical hubs.

COOPER POWER SYSTEMS distribution transformers, power                NOVA reclosers, sectionalizers and switches.
    capacitors, voltage regulators, surge arresters, pole
    line hardware and SCADA master stations.                         OPTIANCE fiber optic lighting.

COOPER WIRING DEVICES circuit protective devices.                    PORTFOLIO architectural recessed lighting.

CORELITE and NEO-RAY indirect lighting products.                     POSI-LOK electrical panel units.

CROMPTON lighting fixtures and specialty lamps.                      POWERPLUS panel boards.

CROUSE-HINDS and CEAG electrical construction materials and          POWERSTOR carbon aerogel supercapacitors.
    CROUSE-HINDS aviation lighting products.
                                                                     REGALSAFE signaling and life saving apparatus.
DLS electrical wiring and control systems.
                                                                     REGENT security lighting systems.
EAGLE wiring devices, sockets and switches.
                                                                     ROYER wiring devices, sockets and switches.
EDISON and EDISON PRO relays.
                                                                     MCGRAW-EDISON and RTE transformer components, cable
ELETROMEC DIN style fuses.                                               accessories and fuses.

EMERALD consumer recessed and track lighting.                        SCANTRONIC and MENVIER security systems.

EMSA power transformers.                                             SHAPER specification and commercial grade lighting
                                                                         fixtures.
ENKLOSURES electrical enclosures.
                                                                     SPECONE controls, lighting, plugs and receptacles.
ENVIROTEMP dielectric fluids.
                                                                     STREETWORKS outdoor lighting.
FAIL-SAFE high abuse, clean room and vandal-resistant
    lighting fixtures.                                               SURE-LITES and ATLITE exit and emergency lighting.

FULLEON, NUGELEC and TRANSMOULD fire detection systems.              TERMINATOR metal clad cable connectors.

FUSETRON electric fuses and protectors.                              THEPITT electrical outlet and switch boxes.

HALO recessed and track lighting fixtures.                           TRANSX transient voltage protection devices.

IRIS lighting systems.                                               ULTRASIL surge arresters.

                                                                     USL sports lighting.

                                                                     WILLSHER & QUICK electrical enclosures.


                                TOOLS & HARDWARE
                           MAJOR PRODUCTS AND BRANDS*

AIRETOOL, ASSEMBLY SYSTEMS, BUCKEYE, CLECO, COOPER AUTOMATION,        LUFKIN measuring tapes.
    DGD, DOLER, DOTCO, GARDNER-DENVER, GARDOTRANS, QUACKENBUSH,
    ROTOR TOOL and RECOULES industrial power tools and assembly       MASTER POWER industrial air tools.
    equipment.
                                                                      METRONIX servos and drive controls.
APEX and GETA screwdriver bits, impact sockets and universal
    joints.                                                           NICHOLSON files and saws.

CAMPBELL chain products.                                              PLUMB hammers.

CRESCENT pliers and wrenches.                                         UTICA torque measuring and controls.

DIAMOND farrier tools and horseshoes.                                 WELLER soldering equipment.

EREM precision cutters and tweezers.                                  WIRE-WRAP solderless connection equipment.

KAHNETICS dispensing systems.                                         WISS and H.K. PORTER cutting products.

KME industrial tools and machines.                                    XCELITE screwdrivers and nutdrivers.

----------

* Brand names appearing in bold type are registered trademarks in the United States or abroad of Cooper Industries, Inc. or its subsidiaries, except the following which are unregistered trademarks: Assembly Systems, AtLite, Blessing, B&S, Capri-Codec, Combined Technologies, Cooper Automation, Cooper Wiring Devices, Corelite, CSA, DLS, Edison Pro, EnKlosures, Geta, Hazard-Gard, KME, Luminox, Metronix, Mini-Line, Molded Products, Myers, Neo-Ray, Nugelec, Optiance, Portfolio, Powerplus, PowerStor, Pretronica, Regalsafe, SpecOne, Streetworks, Terminator, Thepitt, Transmould, TransX, Univel, USL and Willsher & Quick. Gardner-Denver is a registered trademark of Gardner Denver Machinery Inc. and is used by Cooper Industries under license.

                             COOPER INDUSTRIES, INC.
       PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT - (CONTINUED)

ELECTRICAL PRODUCTS

MAJOR MARKETS

         Fuses and circuit protection products are sold to end-users in the construction, industrial, automotive and consumer markets and to manufacturers in the electrical, electronic, telecommunications and automotive industries. Lighting fixtures are utilized in residential construction, industrial, institutional and commercial building complexes, shopping centers, parking lots, roadways, and sports facilities. Electrical power products are used by utilities and significant commercial and industrial power users. Electrical construction materials are used in commercial, residential and industrial projects, by utilities, airports and wastewater treatment plants and in the process and energy industries. Emergency lighting, fire detection and security systems are installed in residential, commercial and industrial applications. Support systems and enclosures are used in industrial, commercial and telecommunications complexes. Wiring devices are used in the construction, renovation, maintenance and repair of residential, commercial, industrial and institutional buildings.

PRINCIPAL DISTRIBUTION METHODS

         Products are sold through distributors for use in general construction, plant maintenance, utilities, process and energy applications, shopping centers, parking lots, sports facilities, and data processing and telecommunications systems; through distributors and direct to manufacturers for use in electronic equipment for consumer, industrial, government and military applications; through distributors and direct to retail home centers and hardware outlets; and direct to original equipment manufacturers of appliances, tools, machinery and electronic equipment.

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

ITEM 3.  LEGAL PROCEEDINGS

         Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a future additional material adverse effect on Cooper's financial statements.

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-

Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul, from August 28, 1998 through December 31, 2001, a total of 75,152 Abex Claims were filed, of which 16,974 claims have been resolved leaving 58,178 Abex Claims pending at December 31, 2001, that are the responsibility of Federal-Mogul. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $908 before insurance. A total of $25.5 million was spent on defense costs for the period August 28, 1998 through December 31, 2001. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. Since the October 1, 2001 bankruptcy filing by Federal-Mogul through December 31, 2001, a total of 3,541 Abex Claims have been filed.

         With the assistance of independent advisors, Cooper has completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. At this time, the manner in which this issue ultimately will be resolved is not known. Based on Cooper's analysis of its contingent liability exposure resulting from Federal-Mogul's bankruptcy, Cooper concluded that an additional fourth-quarter 2001 discontinued-operations provision of $30 million after-tax, or $.32 per share, was appropriate to reflect the potential net financial impact of this issue. This conclusion is based on a review of the Abex claims history, existing insurance coverage, the contractual indemnities and other facts determined to date. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the shareholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Cooper's Common Stock (symbol - CBE) is listed on the New York Stock Exchange and the Pacific Exchange. Options for Cooper's Common Stock are listed on the American Stock Exchange.

         As of January 31, 2002 there were 27,193 record holders of Cooper's Common Stock.

         The high and low quarterly sales price for the past two years of Cooper's Common Stock, as reported by Dow Jones & Company, Inc., are as follows:

                                                              QUARTER

                                   1                     2                    3                   4
                         -----------------     -----------------    ----------------    ----------------
2001          High               $47.6900              $41.1700            $60.4500            $45.5700

              Low                 32.0000               31.6100             33.6000             34.5000

2000          High               $43.8125              $37.7500            $37.5625            $47.0000

              Low                 29.3750               30.8750             30.8750             33.3125

         Annual cash dividends declared on Cooper's Common Stock during 2001 and 2000 were $1.40 a share ($.35 a quarter). On February 12, 2002, the Board of Directors declared a quarterly dividend of $.35 a share (or $1.40 on an annualized basis), which will be paid April 1, 2002 to shareholders of record on March 1, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2001. The selected historical financial information shown below has been derived from Cooper's audited consolidated financial statements. This information should be read in conjunction with Cooper's consolidated financial statements and notes thereto.

                                                                                 YEARS ENDING DECEMBER 31,
                                                                                 -------------------------
                                                       2001             2000            1999               1998           1997(1)
                                                       ----             ----            ----               ----           -------
                                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Revenues......................................   $ 4,209.5        $ 4,459.9        $ 3,868.9         $ 3,651.2        $ 3,415.6
                                                    ---------        ---------        ---------         ---------        ---------


   Income from continuing operations.............   $   261.3        $   357.4        $   331.9         $   335.9        $   310.0
   Income from discontinued operations
     (Automotive Products), net of taxes.........       (30.0)              --               --              87.1             84.6
                                                    ---------        ---------        ---------         ---------        ---------

     Net income..................................   $   231.3        $   357.4        $   331.9         $   423.0        $   394.6
                                                    =========        =========        =========         =========        =========
INCOME PER COMMON SHARE DATA:
Basic -
   Income from continuing operations.............   $    2.78        $    3.82        $    3.53         $    2.97        $    2.64
   Income from discontinued operations
      (Automotive Products)......................        (.32)              --               --               .77              .72
                                                    ---------        ---------        ---------         ---------        ---------
      Net income.................................   $    2.46        $    3.82        $    3.53         $    3.74        $    3.36
                                                    =========        =========        =========         =========        =========

Diluted -
   Income from continuing operations.............   $    2.75        $    3.80        $    3.50         $    2.93        $    2.57
   Income from discontinued operations
      (Automotive Products)......................        (.31)              --               --               .76              .69
                                                    ---------        ---------        ---------         ---------        ---------
      Net income.................................   $    2.44        $    3.80        $    3.50         $    3.69        $    3.26
                                                    =========        =========        =========         =========        =========

BALANCE SHEET DATA (at December 31):

Total assets.....................................   $ 4,611.4        $ 4,789.3        $ 4,143.4         $ 3,779.1        $ 5,507.3
Long-term debt, excluding current maturities.....     1,107.0          1,300.8            894.5             774.5          1,272.2
Shareholders' equity.............................     2,023.2          1,904.2          1,743.1           1,563.6          2,683.5
CASH DIVIDENDS PER COMMON
   SHARE.........................................   $    1.40        $    1.40        $    1.32         $    1.32        $    1.32

----------

(1) Includes the results of the Kirsch window treatment operation for the five-month period ended May 30, 1997. Kirsch was sold to Newell Co. on May 30, 1997.

         In October 1998, Cooper sold its Automotive Products segment for $1.9 billion in proceeds. The financial information in the above table excludes the 1998 and 1997 results of the Automotive Products segment from income from continuing operations. The discontinued segment's results are presented separately in the caption, "Income from discontinued operations (Automotive Products), net of taxes." A $30 million charge, net of a $20 million income tax benefit was recorded in 2001 related to potential asbestos obligations associated with the Automotive Products segment. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect Cooper's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding facility consolidations and cost-reduction programs, resolution of income tax matters, potential liability exposure resulting from Federal-Mogul Corporation's bankruptcy filing and any statements regarding future revenues, earnings, cash flows and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul's bankruptcy proceedings, political developments, market and economic conditions, changes in raw material and energy costs, industry competition, the net effects of Cooper's cost-reduction programs, changes in financial markets including foreign currency rate fluctuations and changing legislation and regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

         Cooper believes the following critical accounting policies involve additional management judgement due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Cooper recognizes revenues in accordance with invoice terms, typically when products are shipped and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required. Cooper provides estimated inventory allowances for slow-moving and obsolete inventory based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. Cooper has recorded a valuation allowance to reduce its deferred tax asset related to a capital loss carryforward on the sale of the Automotive Products segment. Cooper limited the amount of tax benefits recognizable from this asset based on an evaluation of the amount of capital loss carryforward that is expected to be ultimately realized. An adjustment to income could be required if Cooper determined it could realize this deferred tax asset in excess of the net recorded amount or it would not be able to realize all or part of its net deferred tax asset.

         Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense.

         Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper's potential liability is determined based on estimates of Cooper's proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties are adversely affected, Cooper's estimate of its environmental liabilities may change.

        As discussed in Note 3 of the Notes to Consolidated Financial Statements, Cooper has accrued its best estimate of its potential liabilities in the event Federal-Mogul rejects the 1998 Purchase and Sale Agreement for the sale of the Automotive Products business, which includes certain indemnification obligations to Cooper. The analysis of Cooper's contingent liability exposure for asbestos-related claims involving Abex products was conducted with assistance from independent advisors and assumes future resolution of the Abex-related asbestos claims within the Federal-Mogul bankruptcy proceeding. Factors used in determining the liability include Abex claims history and existing insurance coverage. To the extent additional information arises or strategies change, it is possible that Cooper's estimate of its contingent liability may change.

                              RESULTS OF OPERATIONS

REVENUES

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                            2001              2000             1999
                                                                            ----              ----             ----
                                                                                        (in millions)
Electrical Products...............................................       $   3,485.5      $   3,659.2      $   3,060.9
Tools & Hardware..................................................             724.0            800.7            808.0
                                                                         -----------      -----------      -----------
     Total Revenues...............................................       $   4,209.5      $   4,459.9      $   3,868.9
                                                                         ===========      ===========      ===========

         2001 vs. 2000 Revenues Revenues decreased 6% in 2001 compared to 2000. Excluding the effects of recent acquisitions and a 1% reduction in revenues due to foreign currency translation, revenues were down 8% from 2000. Weakening global economies affected demand in virtually all of Cooper's businesses.

         Electrical Products segment revenues, which represent 83% of 2001 total revenues, were 5% below 2000. Excluding recent acquisitions and a 1% decline related to a stronger U.S. dollar, segment revenues were down 8% from 2000. Revenues in the hazardous-duty electrical products business improved modestly, reflecting increased capital spending in the energy and petrochemical sectors. Sales of electrical and electronic circuit protection and telecommunications systems equipment were impacted by the significant slowing in the telecommunications and electronics markets. Weak industrial markets, coupled with inventory reduction programs in both distribution and retail market channels, and a slowdown in construction activity impacted all of the businesses. In addition, utility spending remained cautious in light of the overall economic uncertainty.

         The Tools & Hardware segment contributed 17% of total revenues in 2001. Revenues were 10% below the prior year as the slowdown in industrial, electronic and automotive markets reduced demand for the segment's products. The impact of translation reduced revenues for 2001 by approximately 2%.

         2000 vs. 1999 Revenues Revenues rose 15% in 2000 compared to 1999. Excluding the effects of acquisitions, revenues were slightly ahead of the prior year period. Revenues, excluding acquisitions and the impact of foreign currency translation, grew 2% compared to 1999.

         Electrical Products segment revenues represent 82% of 2000 revenues and rose 20% over 1999. Excluding the impact of acquisitions, segment revenues were up 1% compared to 1999. By further excluding the impact of foreign currency translation, revenues for the Electrical Products segment grew 2% over 1999. Continued strong demand for circuit protection and electronic power management products, along with solid growth in lighting products drove core business revenue gains compared to 1999, partially offset by declines in hazardous duty construction material sales which were impacted by delayed recovery in energy markets.

         The Tools & Hardware segment contributed 18% of total revenues in 2000. Revenues were 1% below the prior year. The impact of translation reduced revenues for 2000 by approximately 3%.

SEGMENT OPERATING EARNINGS

         Cooper measures the performance of its businesses exclusive of nonrecurring gains and charges and financing expenses. All costs directly attributable to operating businesses are included in segment operating earnings. Corporate overhead costs, including costs of centrally managed functions, such as treasury, are not allocated to the businesses. See Note 15 of the Notes to Consolidated Financial Statements.

Segment Operating Earnings (internal management reporting - excludes nonrecurring charges):

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                  2001           2000          1999
                                                                  ----           ----          ----
                                                                            (in millions)
Electrical Products .....................................        $437.0         $585.0        $516.7
Tools & Hardware ........................................          68.6           97.7          97.9
                                                                 ------         ------        ------
     Total Segment Operating Earnings ...................        $505.6         $682.7        $614.6
                                                                 ======         ======        ======

Nonrecurring Charges:

Electrical Products .....................................        $(24.0)        $   --        $ (3.0)
Tools & Hardware ........................................            --             --          (4.3)
                                                                 ------         ------        ------
     Continuing Segments ................................         (24.0)            --          (7.3)
Kirsch ..................................................            --             --           2.8
                                                                 ------         ------        ------
     Total ..............................................        $(24.0)        $   --        $ (4.5)
                                                                 ======         ======        ======

Segment Operating Earnings (generally accepted accounting principles - includes nonrecurring charges):

Electrical Products .....................................        $413.0         $585.0        $513.7
Tools & Hardware ........................................          68.6           97.7          93.6
                                                                 ------         ------        ------
     Continuing Segment Operating Earnings ..............         481.6          682.7         607.3
Kirsch ..................................................            --             --           2.8
                                                                 ------         ------        ------
     Total Segment Operating Earnings ...................        $481.6         $682.7        $610.1
                                                                 ======         ======        ======

         Historically, Kirsch was part of the Tools & Hardware segment. Effective with the decision to divest this operation, its results were segregated from the continuing Tools & Hardware segment for internal management reporting.

         2001 Segment Operating Earnings Excluding Nonrecurring Charges vs. 2000 Segment operating earnings decreased 26% to $505.6 million from $682.7 million in 2000. Excluding the impact of recent acquisitions, segment earnings decreased 27% from the prior year.

         Electrical Products segment operating earnings declined 25% to $437.0 million from $585.0 million in 2000. Excluding the incremental effect of acquisitions, segment operating earnings were down 27% compared to the prior year. The reduction in operating earnings reflects lower sales volume, competitive market conditions and manufacturing inefficiencies resulting from adjusting production levels to match demand. As a result, return on revenues was 12.5% in 2001 compared with 16.0% in 2000. Excluding recent acquisitions, the return on revenues was 12.9% in 2001 compared with 16.0% in 2000.

         The Tools & Hardware segment operating earnings were $68.6 million compared to $97.7 million in 2000. Segment earnings for 2001 were impacted by lower revenues and related manufacturing inefficiencies. Return on revenues was 9.5% in 2001 compared to 12.2% in 2000.

         2000 vs. 1999 Segment Operating Earnings Excluding Nonrecurring Charges Segment operating earnings grew 11% to $682.7 million in 2000 compared to $614.6 million in 1999. Excluding the impact of acquisitions, segment earnings in 2000 were up 1% over 1999.

         The Electrical Products segment operating earnings rose 13% to $585.0 million from $516.7 million for 1999. Excluding acquisitions, segment earnings were up 1% compared to 1999. The earnings increase was driven mainly by strong demand for circuit protection products from telecommunications and electronic markets and productivity improvements across most business units. This increase was partially offset by the slower demand for hazardous duty construction materials. Excluding acquisitions, return on revenues for the Electrical Products segment was 17.0% in 2000 compared with 16.9% in 1999, reflecting Cooper's continued focus on cost reduction and efficiency improvements.

         The Tools & Hardware segment operating earnings were $97.7 million compared to $97.9 million in 1999. Acquisitions contributed 2% to operating earnings in 2000 compared to 1999. Earnings for 2000 were impacted by slightly lower revenues and expenses related to plant consolidations and other rationalization activities. Excluding acquisitions, return on revenues was 12.1% in 2000 as Cooper continued to rationalize its Tools & Hardware operations.

NONRECURRING CHARGES

         During the fourth quarter of 2001, Cooper committed to the consolidation or closure of certain Electrical Products segment facilities and recorded a provision for severance and other related costs of these announced actions of $7.1 million. In addition, the Company concluded during 2001 that various Electrical Products segment assets comprising $8.5 million of net book value provided no future benefit to Cooper and were therefore fully impaired. Also during the 2001 fourth quarter, Cooper recorded a charge of $8.4 million to provide for the costs of assimilation of certain separate product lines rendered partially duplicative as a result of previous Electrical Products segment business acquisition activities. The 2001 fourth quarter nonrecurring charge for the Electrical Products segment totals $24.0 million.

         During the fourth quarter of 2001, Cooper recorded a General Corporate nonrecurring charge of $50.1 million. Cooper concluded that the net book values of certain software, hardware and other technology investments were impaired, in consideration of ongoing refinement and development of Company information and technology systems capabilities. Also during the 2001 fourth quarter, Cooper provided for the costs associated with performing the Company's review of strategic alternatives.

         The nonrecurring charges for 2001 total $74.1 million, or $44.5 million after taxes ($.47 per diluted share). Of the total $74.1 million, $35.2 million remains to be expended at December 31, 2001. Future cash expenditures against the accrual include severance and exit costs related to facility consolidations and costs associated with the Company's review of strategic alternatives. A total of 77 salaried and 196 hourly positions will be eliminated in 2002 as a result of these planned consolidation actions. It is anticipated that all expenditures will be incurred during the first half of 2002.

         During the fourth quarter of 1998, Cooper announced a voluntary and involuntary severance program and committed to consolidate several facilities. While both the voluntary and involuntary severance programs were announced in 1998, the amount that could be accrued in 1998 was limited to severance relating to personnel actually severed in the fourth quarter and the severance provided by Cooper's written formal policies. During the first quarter of 1999, Cooper completed the voluntary program and accrued an additional $5.8 million primarily representing the voluntary severance program premium over the severance provided under Cooper's established policies. Cooper also accrued $1.5 million related to severance and other costs for facility closures announced during the first quarter of 1999. The additional accruals during 1999 totaled $7.3 million. In addition, during 1999, Cooper reduced legal accruals by $2.8 million related to the favorable settlement of certain litigation concerning lead in mini-blinds and reassessment of the required reserve. Cooper also reached agreement and received $0.8 million under an insurance policy related to the unsuccessful offer to acquire TLG plc in 1998. Since the original charge related to the litigation was included as a nonrecurring item in the Tools & Hardware segment and the costs related to TLG plc were reflected as a nonrecurring corporate item, the reversal of the accrual and the reimbursement of the expenses were reflected as nonrecurring items. The net nonrecurring items for 1999 resulted in a $3.7 million charge before income taxes and resulted in an after-tax charge of $2.4 million ($.02 per diluted common share).

         The following table reflects activity related to the first quarter 1999 and fourth quarter 1998 employee reduction and facility consolidation plan.

                                                                     No. of            Accrued          Facility
                                                                    Employees          Severance      Consolidation
                                                                    ---------          ---------      -------------
                                                                                     (in millions)
Balance at December 31, 1998 ............................             1,635             $ 25.4            $  7.8
Voluntary Severance Program premium over normal severance                --                5.8                --
Facility closings announced .............................               249                1.2               0.3
Employees terminated ....................................              (966)                --                --
Cash expenditures .......................................                --              (22.0)             (3.4)
                                                                     ------             ------            ------
Balance at December 31, 1999 ............................               918               10.4               4.7
Employees terminated ....................................              (311)                --                --
Cash expenditures .......................................                --               (5.3)             (1.7)
                                                                     ------             ------            ------
Balance at December 31, 2000 ............................               607                5.1               3.0
Employees terminated ....................................              (607)                --                --
Cash expenditures .......................................                --               (5.1)             (3.0)
                                                                     ------             ------            ------
Balance at December 31, 2001 ............................                --             $   --            $   --
                                                                     ======             ======            ======

         As of December 31, 2001 all employee reduction and facility consolidation actions related to the first quarter 1999 and fourth quarter 1998 employee reduction and facility consolidation plans were essentially completed and amounts accrued for these programs have been satisfied. See Note 2 of the Notes to Consolidated Financial Statements for additional information on nonrecurring charges.

OTHER INCOME AND EXPENSES

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                   2001               2000                1999
                                                                   ----               ----                ----
                                                                       (in millions, except per share data)
Segment Operating Earnings(1) .......................            $ 481.6             $ 682.7            $ 610.1
General Corporate:
    Nonrecurring Charges (Gains) ....................               50.1                  --               (0.8)
    Expense .........................................               30.4                32.5               37.1
Interest Expense, net ...............................               84.7               100.3               55.2
                                                                 -------             -------            -------
Income from Continuing Operations Before Income Taxes              316.4               549.9              518.6
Income Tax Expense ..................................               55.1               192.5              186.7
                                                                 -------             -------            -------
Income from Continuing Operations ...................              261.3               357.4              331.9
Charge Related to Discontinued Operations ...........              (30.0)                 --                 --
                                                                 -------             -------            -------
Net Income ..........................................            $ 231.3             $ 357.4            $ 331.9
                                                                 =======             =======            =======

Diluted Earnings Per Share

Income from Continuing Operations ...................            $  2.75             $  3.80            $  3.50
Charge from Discontinued Operations .................               (.31)                 --                 --
                                                                 -------             -------            -------
         Net Income .................................            $  2.44             $  3.80            $  3.50
                                                                 =======             =======            =======

----------

(1)      Includes segment nonrecurring charges.

         General Corporate Nonrecurring Charges and Gains See the "Nonrecurring Charges" section above and Note 2 of the Notes to Consolidated Financial Statements.

         General Corporate Expense General corporate expenses decreased $2.1 million in 2001 compared to 2000. General corporate expenses decreased $4.6 million in 2000 compared to 1999. Reductions in personnel, cost reduction efforts and lower employee benefit related costs were the primary contributors to the reductions.

         Interest Expense, net Interest expense, net decreased in 2001 by $15.6 million from 2000. The decrease resulted from significantly lower average interest rates and lower average debt levels in 2001 versus 2000. Interest expense, net increased in 2000 by $45.1 million compared to 1999 primarily as a result of additional borrowings to fund acquisitions and stock repurchases, partially offset by increased capitalized interest.

         Income Tax Expense The effective tax rate for 2001 was 34.5% before both nonrecurring charges and a $50 million tax benefit due to the reversal of reserves as a result of recent favorable Appellate level third party court decisions related to certain income tax return issues. See Note 12 of the Notes to Consolidated Financial Statements. This represented a 0.5 percentage point decrease from the 2000 effective tax rate. The effective tax rate for 2000 was 35%, a 1.0 percentage point decrease from the 1999 rate of 36%, excluding nonrecurring items. The decreases in the effective tax rate resulted from international tax planning efforts.

         Charge Related to Discontinued Operations A $30 million charge, net of a $20 million income tax benefit, was recorded in 2001 related to potential asbestos obligations regarding the Automotive Products segment which was sold in 1998. See Note 3 of the Notes to Consolidated Financial Statements.

         Diluted Earnings Per Share Diluted earnings per share from continuing operations, excluding after-tax nonrecurring charges of $44.5 million and a $50 million tax benefit due to the reversal of reserves as a result of recent favorable Appellate level third party court decisions related to certain tax return issues, was $2.69 in 2001 compared to $3.80 in 2000. Diluted earnings per share, excluding after-tax nonrecurring charges of $2.4 million, was $3.52 in 1999.

PERCENTAGE OF REVENUES

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                       2001               2000               1999
                                                                       ----               ----               ----
Cost of Sales...............................................          69.9%               67.7%              67.3%
Selling and Administrative..................................          17.3%               16.4%              16.6%

         2001 vs. 2000 Percentage of Revenues Cost of sales, as a percentage of revenues, increased 2.2 points over 2000. The increase in the cost of sales percentage was due to lower manufacturing volumes and the resulting costs of production inefficiencies from adjusting manufacturing capacity. Selling and administration expenses, as a percentage of revenues, increased nine tenths of a point. This increase resulted primarily from lower than anticipated revenues partially offset by cost-reduction efforts throughout the year.

         2000 vs. 1999 Percentage of Revenues Cost of sales, as a percentage of revenues, in 2000 increased four tenths of a point from 1999. This increase was primarily due to the impact of acquisitions. Excluding the effect of acquisitions, cost of sales as a percentage of revenues improved three tenths of a point to 67.0%, compared to 67.3% for 1999. Selling and administrative expenses, as a percentage of revenues, decreased two tenths of a point from 1999 due to lower general corporate expense and the impact of acquisitions.

EARNINGS OUTLOOK

         The following sets forth Cooper's general business outlook for 2002, based on current expectations. Comments on changes in segment operating earnings are based on 2001 operating earnings adjusted to eliminate goodwill amortization to be comparable to 2002. See "Impact of New Accounting Standards" in Note 1 of the Notes to Consolidated Financial Statements.

         Cooper expects revenues and operating earnings for the Electrical Products segment to be relatively unchanged from 2001 and return on sales to be approximately 14 percent. Revenues for the Tools & Hardware segment are expected to be near the prior year levels and operating earnings are projected to decrease approximately 20 percent. Return on sales is expected to be approximately 8.5 percent.

         The above statements are forward looking, and actual results may differ materially. The above statements are based on a number of assumptions, risks and uncertainties. The primary economic assumptions include, without limitation: (1) slow growth in the domestic economy during the first part of the year and modestly improving growth thereafter; (2) modest growth in European and Latin American markets; (3) a gradual improvement in worldwide energy-related project spending; (4) no significant change in raw material or energy costs; (5) realization of benefits of cost-reduction programs with no major disruptions from those programs currently underway; and (6) no significant adverse changes in the relationship of the U.S. dollar to the currencies of countries in which Cooper does business. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission.

PRICING AND VOLUME

         In each of Cooper's segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in some cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.

         It is Cooper's judgment that, excluding the year-to-year effects of acquisitions and divestitures, unit volume decreased in the Electrical Products segment and decreased in the Tools & Hardware segment in 2001.

         During the three-year period ending in 2001, Cooper was unable to increase prices to fully offset cost increases in selected product offerings in both segments. Cooper has been able to control costs through strategic sourcing efforts, manufacturing improvements and other actions during this period so that the inability to increase prices has not significantly affected profitability in the segments.

EFFECT OF INFLATION

         During each year, inflation has had a relatively minor effect on Cooper's results of operations. This is true primarily for three reasons. First, in recent years, the rate of inflation in Cooper's primary markets has been fairly low. Second, Cooper makes extensive use of the LIFO method of accounting for inventories. The LIFO method results in current inventory costs being matched against current sales dollars, such that inflation affects earnings on a current basis. Finally, many of the assets and liabilities included in Cooper's Consolidated Balance Sheets are recorded in connection with business combinations that are accounted for as purchases. At the time of such acquisitions, the assets and liabilities are adjusted to fair market value and, therefore, the cumulative long-term effect of inflation is reduced.

                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING WORKING CAPITAL

         For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable.

         Cooper's operating working capital decreased $19 million from $1,065.6 million in 2000 to $1,046.6 million in 2001. Operating working capital turnover declined from 4.5 turns in 2000 to 4.0 turns in 2001. Excluding the impact of recent acquisitions, operating working capital turnover in 2001 was 4.2 turns. The decrease from 2000 primarily reflects the lower than expected revenues experienced in 2001.

         In 2000, operating working capital increased $149 million compared to an increase of $135 million in 1999. The increase in operating working capital for 2000 was due to acquisitions made during the year. Operating working capital turnover for 2000 was 4.5 turns, declining from 4.6 turns in 1999, also primarily due to acquisitions.

         In 1999, operating working capital increased $135 million. A majority of the increase resulted from acquisitions. Operating working capital turnover for 1999 of 4.6 turns declined from 5.0 turns in 1998. Higher operating working capital levels to support consolidation and cost-reduction programs in several businesses and the impact of a new business system implementation at one of the electrical product businesses offset the benefits from ongoing improvement programs.

CASH FLOWS

         Net cash provided by operating activities in 2001 totaled $422 million. These funds, along with $41 million in cash received from employee stock plan activity, were used to fund capital expenditures of $115 million, dividends of $131 million, share repurchases of $42 million, and a net reduction of debt of $206 million.

         Net cash provided by operating activities in 2000 totaled $503 million. These funds, along with a net $404 million of additional debt, were used to fund acquisitions of $580 million, capital expenditures of $175 million, share repurchases of $39 million and dividends of $131 million.

         Net cash provided by operating activities in 1999 totaled $402 million. These funds, along with $149 million in cash received from the disposition of the Automotive Products segment, $31 million in cash received from employee stock plan activity and a net increase in debt of $182 million were used to fund capital expenditures of $166 million, acquisitions of $435 million, share repurchases of $44 million and dividends of $124 million.

         In connection with accounting for purchase business combinations, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. At December 31, 2001, Cooper had accruals totaling $39.3 million related to these activities. Cash flows from operating activities for each of the three years in the period ended December 31, 2001, is reduced by the amounts expended on the various accruals established in connection with each acquisition. Cooper spent $11.0 million, $3.5 million and $4.8 million on these integration activities in 2001, 2000 and 1999, respectively. See Note 7 of the Notes to Consolidated Financial Statements for further information.

         Cooper is continuing to focus on initiatives to maximize cash flows. These actions include reduced capital spending, elimination of discretionary spending and workforce reductions. As a result, Cooper currently anticipates a continuance of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

         Cooper relies on commercial paper markets as its principal source of short-term financing. As of December 31, 2001 and 2000, Cooper's outstanding commercial paper balance was $342 million and $492 million, respectively. The weighted average interest rate on these borrowings was 2.54% and 6.89% at December 31, 2001 and 2000, respectively.

         Cooper's practice is to back up its outstanding commercial paper with a combination of cash and committed bank credit facilities. As of December 31, 2001, the balance of these committed bank credit facilities was $990 million, $440 million of which mature on May 30, 2002 and $550 million of which mature on November 17, 2004. By May 30, 2002, Cooper anticipates replacing a substantial portion of the $440 million of maturing committed bank credit facilities. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities. The credit facility agreements require that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization. Cooper is in compliance with all covenants set forth in the credit facility agreements.

         Cooper's access to the commercial paper market could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper's access to the commercial paper market be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed bank credit facilities to provide short-term funding. The committed bank credit facilities do not contain any provision which makes their availability to Cooper dependent on Cooper's credit ratings.

         In October 2000, Cooper issued Euro 300 million five-year bonds. The bonds bear interest at 6.25% and mature in October 2005. The proceeds from the borrowing were primarily used to repay outstanding commercial paper debt. During 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At December 31, 2001, all $500 million of the shelf registration was available to be issued.

         The following table summarizes Cooper's contractual obligations at December 31, 2001 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                              Payments Due
                                           ----------------------------------------------------------------------------------
                                                                                                   Four to            After
                                                               Less than          One to            Five              Five
Contractual Obligations:                     Total             One Year        Three Years          Years             Years
                                             -----             --------        -----------          -----             -----
                                                                               (in millions)
Long-Term Debt ................            $1,167.9            $   60.9          $  434.0          $  543.8          $  129.2
Short-Term Debt ...............               132.9               132.9                --                --                --
Noncancellable Operating Leases               111.8                31.1              39.8              22.6              18.3
                                           --------            --------          --------          --------          --------
                                           $1,412.6            $  224.9          $  473.8          $  566.4          $  147.5
                                           ========            ========          ========          ========          ========

OTHER COMMITMENTS

         Cooper executes letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper's performance or payments to third parties. The aggregate notional value of these instruments was $112.0 million at December 31, 2001. Seventy-nine percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

CAPITALIZATION

         During the first quarter of 2000, Cooper's Board of Directors authorized the repurchase of up to five million shares of common stock. As of December 31, 2001, there were 4.2 million shares available for repurchase under this authorization. Cooper has resumed its share repurchase program during 2002.

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-capitalization ratio within this range. Excess cash flows are utilized to purchase shares of Cooper's Common stock or fund acquisitions. At December 31, 2001, 2000 and 1999, Cooper's debt-to-total capitalization ratio was 39.1%, 44.4% and 38.4%, respectively.

CAPITAL EXPENDITURES AND COMMITMENTS

         Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand product capacity were $115 million in 2001, $175 million in 2000 and $166 million in 1999. Capital expenditures declined in 2001 as Cooper entered the completion phase of several significant projects and focused on maximizing cash generation from its operations. Accordingly, Cooper's businesses concentrated on completing open projects and investing only in operationally necessary new projects. Capital expenditures for 2000 included expenditures for a large manufacturing facility in Mexico. Capital expenditures for 1999 included significant expenditures for new system implementations. Capital expenditures for 2002 are projected to be approximately 10% less than the 2001 level. Projected expenditures for 2002 will focus on development of new products and the continued construction of additional manufacturing facilities in low cost locations. The 2002 anticipated capital spending represents approximately 61% for various cost-reduction and capacity-maintenance projects, including machinery and equipment modernization and enhancement, tooling and computer hardware and software projects; 19% for new product development; 12% for capacity expansion; 4% related to environmental matters; and 4% for other items.

                     INTEREST RATE AND FOREIGN CURRENCY RISK

         Changes in interest rates and foreign currency exchange rates affect Cooper's earnings and cash flows. As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies used by Cooper's businesses, Cooper is exposed to the effect of foreign exchange rate changes on its cash flows and earnings. Cooper enters into foreign currency forward exchange contracts to hedge significant foreign currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

         The table below provides information about Cooper's financial instruments at December 31, 2001 that are sensitive to changes in interest rates. The table presents principal cash flows by expected maturity dates and weighted average interest rates for debt obligations.

                                      2002         2003         2004         2005         2006      Thereafter    Total
                                      ----         ----         ----         ----         ----      ----------    -----
                                                                (in millions, where applicable)
Long-term debt:

    Fixed rate                      $  60.9      $ 153.6      $   0.4      $ 501.2      $  11.4      $ 107.9     $ 835.4
    Average interest rate               6.4%         6.4%         6.5%         6.4%         6.4%         6.4%        6.4%

    Variable rate                   $    --      $    --      $ 280.0      $  24.7      $   6.5      $  21.3     $ 332.5
    Average interest rate               2.6%         2.6%         2.6%         2.6%         2.3%         2.3%        2.6%

         The table below provides information about Cooper's foreign currency forward exchange contracts in excess of $5 million at December 31, 2001. The contracts mature during 2002. All amounts are presented in U.S. dollar equivalents. The table presents the notional amounts and the weighted average contractual exchange rates. These notional amounts are used to calculate the contractual payments exchanged under the contracts.

                                                                     2002
                                                                     ----
                                                                 (in millions,
                                                               where applicable)
 U.S. Dollar Functional Currency

 Buy Euros / Sell U.S. Dollars
     Notional amount...................................            $  7.4
     Average contract rate.............................            0.8992

         The table below provides information about Cooper's financial instruments at December 31, 2000 that are sensitive to changes in interest rates. The table presents principal cash flows by expected maturity dates and weighted average interest rates for debt obligations.

                                       2001         2002         2003         2004         2005      Thereafter      Total
                                       ----         ----         ----         ----         ----      ----------      -----
                                                               (in millions, where applicable)
Long-term debt:

    Fixed rate                      $  50.6      $  61.5      $ 153.8      $   0.5      $ 510.5      $ 119.5       $ 896.4
    Average interest rate               6.3%         6.3%         6.4%         6.5%         6.4%         6.5%          6.3%

    Variable rate                   $   0.5      $   0.5      $   0.5      $ 400.5      $  25.7      $  27.8       $ 455.5
    Average interest rate               6.7%         6.7%         6.7%         6.7%         5.7%         5.7%          6.7%

         Information about Cooper's foreign currency forward exchange contracts in excess of $5 million at December 31, 2000 is presented below. The contracts matured during 2001. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

                                                                                     2001
                                                                                     ----
                                                                                (in millions,
                                                                              where applicable)
 U.S. Dollar Functional Currency
 Buy Pounds Sterling / Sell U.S. Dollars
     Notional amount.......................................................        $  17.6
     Average contract rate.................................................          1.476

 Buy Euros / Sell U.S. Dollars
     Notional amount.......................................................        $  11.9
     Average contract rate.................................................         0.9020

         The following transactions were implemented to partially align Cooper's interest rate exposure profile with its short term interest rate expectations in an economically efficient manner that is consistent with its tax position.

         During 2001, Cooper sold at a premium U.S. Treasury securities due November 2002. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure under this agreement to a maximum cost of $7.0 million. The repurchase agreement will be settled immediately prior to the maturity of the securities. Settlement of this transaction will not require any financing by Cooper and this transaction does not create an asset or liability, other than as described above. The face amount of the securities was $1.0 billion.

         Also during 2001, Cooper purchased at a discount Federal Home Loan Mortgage Corporation Notes due February 2003 and immediately transferred these notes pursuant to a securities loan agreement. Subsequently, Cooper eliminated any potential cost under the securities loan agreement and realized a gain of approximately $1.9 million. The securities loan agreement will be settled immediately prior to the maturity of the notes. Settlement of this transaction will not require any financing by Cooper and this transaction does not create a liability. The face amount of the notes was $480 million. In 1999 Cooper entered into a similar executory contract. Upon settlement of the contract in 2000, Cooper realized a $7.3 million cost, its maximum exposure under the 1999 executory contract.

         See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the fair value of Cooper's financial instruments.

                                 EURO CONVERSION

         On January 1, 2002, the introduction of the single European currency, the euro, was completed with the launch of euro bank notes and coins as legal currency within twelve of the fifteen member states of the European Union. Businesses in participating countries will conduct transactions in the euro and must convert their financial records and reports to be euro based.

         Cooper estimates that approximately 8% of its 2001 revenues, 7% of its 2000 revenues and 10% of its 1999 revenues came from countries that adopted the euro. Cooper has assessed its information technology systems and the risk to its business of the euro conversion and does not expect the conversion will have a material effect on its results of operations.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         See Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Cooper's consolidated financial statements, together with the report thereon of Ernst & Young LLP and the supplementary financial data are set forth on pages F-1 through F-28 hereof. (See Item 14 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth under the captions "Election of Directors" and "Executive Officers" in Cooper's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper's 2002 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the caption "Executive Management Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth under the captions "Cooper Stock Ownership" and "Security Ownership of Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.    Financial Statements and Other Financial Data.

                                                                                                              Page
                                                                                                              ----
             Report of Management                                                                             F-1
             Report of Independent Auditors                                                                   F-2
             Consolidated Income Statements for each of the three years in the period ended
             December 31, 2001                                                                                F-3
             Consolidated Balance Sheets as of December 31, 2001 and 2000                                     F-4
             Consolidated Statements of Cash Flows for each of the three years in the period
             ended December 31, 2001                                                                          F-5
             Consolidated Statements of Shareholders' Equity for each of the three years in
             the period ended December 31, 2001                                                               F-6
             Notes to Consolidated Financial Statements                                                       F-7

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

             4.2 Amendment to the Rights Agreement dated as of August 5, 1997, between Cooper and First Chicago Trust Company of New York, as Rights Agent, appointing EquiServe Trust Company, N.A. as successor Rights Agent effective November 1, 2001.

             4.3 Form of Indenture dated as of January 15, 1990, between Cooper and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) of Registration Statement No. 33-33011).

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

             10.8 Cooper Industries, Inc. Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to Cooper's proxy statement for the Annual Meeting of Shareholders held on April 24, 2001.

             10.9 Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of Cooper's Form 10-K for the year ended December 31, 2000).

             10.10 Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of Cooper's Form 10-K for the year ended December 31, 2000).

             10.11 Form of Cooper Industries, Inc. Executive Stock Incentive Agreement (incorporated herein by reference to Exhibit
                     10.12 of Cooper's Form 10-K for the year ended December 31,
                     1995).

             10.12 Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (incorporated herein by reference to Appendix C to Cooper's proxy statement for the Annual Meeting of Shareholders held on April 24, 2001).

             10.13 Cooper Industries, Inc. Amended and Restated Directors' Stock Plan (incorporated herein by reference to Exhibit
                     10.13 of Cooper's Form 10-K for the year ended December 31,
                     2000).

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

             10.17 Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper's Form 10-Q for the quarter ended September 30,
                     1998).

             12.0 Computation of Ratios of Earnings to Fixed Charges for the Calendar years 1997 through 2001.

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

(b)      Reports on Form 8-K.

                  Cooper filed a report on Form 8-K dated October 16, 2001, which included a copy of a press release regarding Cooper's expected third quarter results, the impact of potential asbestos liability arising from the Federal Mogul bankruptcy and the status of Cooper's review of strategic alternatives for maximizing shareholder value.

                  Cooper filed a report on Form 8-K dated October 23, 2001, which included Cooper's revised business outlook for 2001, a copy of a press release containing Cooper's financial results for the third quarter of 2001 and "Sales Trends" information to be posted on Cooper's website.

                  Cooper filed a report on Form 8-K dated November 20, 2001, which furnished "Sales Trends" information to be posted on Cooper's website.

                  Cooper filed a report on Form 8-K dated December 18, 2001, which furnished "Sales Trends" information to be posted on Cooper's website.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COOPER INDUSTRIES, INC.


Date:  February 20, 2002           By:   /s/ H. JOHN RILEY, JR.
                                       -----------------------------------------
                                         (H. John Riley, Jr., Chairman,
                                         President and Chief Executive Officer)

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

        Signature                         Title                                       Date
        ---------                         -----                                       ----
/s/ H. JOHN RILEY, JR.            Chairman, President and                       February 20, 2002
---------------------------       Chief Executive Officer
(H. John Riley, Jr.)


/s/ D. BRADLEY MCWILLIAMS         Senior Vice President and                     February 20, 2002
---------------------------       Chief Financial Officer
(D. Bradley McWilliams)


/s/ JEFFREY B. LEVOS              Vice President and Controller                 February 20, 2002
---------------------------       and Chief Accounting Officer
(Jeffrey B. Levos)


*LINDA A. HILL                    Director                                      February 20, 2002
---------------------------
(Linda A. Hill)


*SIR RALPH H. ROBINS              Director                                      February 20, 2002
---------------------------
(Sir Ralph H. Robins)


*H. LEE SCOTT                     Director                                      February 20, 2002
---------------------------
(H. Lee Scott)


*DAN F. SMITH                     Director                                      February 20, 2002
---------------------------
(Dan F. Smith)


*GERALD B. SMITH                  Director                                      February 20, 2002
---------------------------
(Gerald B. Smith)


*JAMES R. WILSON                  Director                                      February 20, 2002
---------------------------
(James R. Wilson)



* By   /s/ DIANE K. SCHUMACHER
     -------------------------------------------
       (Diane K. Schumacher, as Attorney-In-Fact
       for each of the persons indicated)

                              REPORT OF MANAGEMENT


         The management of Cooper Industries is responsible for the preparation, integrity and fair presentation of the accompanying Consolidated Financial Statements. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Management also prepared the other information included in the Annual Report on Form 10-K for the year ended December 31, 2001, and is responsible for its accuracy and consistency with the Consolidated Financial Statements.

         The Consolidated Financial Statements have been audited by an independent accounting firm, Ernst & Young LLP, which was given unrestricted access to all financial records and related data, including minutes of meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.

         Cooper maintains a system of internal control designed to provide reasonable assurance to Cooper's management and Board of Directors that assets are safeguarded against loss; transactions are authorized, executed and recorded in accordance with management's instructions; and accounting records are reliable for preparing published financial statements. The system of internal control includes: a documented organizational structure and division of responsibility; regular management review of financial performance and internal control activities; comprehensive written policies and procedures (including a code of conduct to foster a sound ethical climate) that are communicated throughout Cooper; and the careful selection, training and development of employees. Cooper's internal audit department monitors the operation of the internal control system and reports findings and recommendations to management and the Audit Committee of the Board of Directors. Prompt corrective action is taken to address control deficiencies and other opportunities for improving the internal control system.

         The Audit Committee of the Board of Directors, which is composed entirely of directors who are not employees of Cooper, meets periodically with management, the independent auditors, and the director of internal audit to discuss the adequacy of internal control and to review accounting, reporting, auditing and other internal control matters. The internal and independent auditors have unrestricted access to the Audit Committee.





H. John Riley, Jr.        D. Bradley McWilliams       Jeffrey B. Levos
Chairman, President and   Senior Vice President and   Vice President and
Chief Executive Officer   Chief Financial Officer     Controller and
                                                      Chief Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Cooper Industries, Inc.

         We have audited the accompanying consolidated balance sheets of Cooper Industries, Inc. as of December 31, 2001 and 2000, and the related consolidated income statements and statements of shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Industries, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.





                                                              ERNST & YOUNG LLP










Houston, Texas
January 23, 2002, except for Note 20,
as to which the date is February 13, 2002

                             COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS


                                                                         Year Ended December 31,
                                                                  -------------------------------------
                                                                     2001          2000         1999
                                                                  ----------    ----------   ----------
                                                                  (in millions, except per share data)

Revenues.......................................................   $ 4,209.5     $ 4,459.9    $ 3,868.9
Cost of sales..................................................     2,943.9       3,018.3      2,603.4
Selling and administrative expenses............................       729.7         732.9        640.9
Goodwill amortization..........................................        60.7          58.5         47.1
Nonrecurring charges...........................................        74.1            --          3.7
Interest expense, net..........................................        84.7         100.3         55.2
                                                                  ---------     ---------    ---------
      Income from continuing operations before income taxes....       316.4         549.9        518.6
Income taxes...................................................        55.1         192.5        186.7
                                                                  ---------     ---------    ---------
      Income from continuing operations........................       261.3         357.4        331.9

Charge related to discontinued operations, net of income taxes.       (30.0)           --           --
                                                                  ---------     ---------    ---------
      Net income...............................................   $   231.3     $   357.4    $   331.9
                                                                  =========     =========    =========

Income per Common share

      Basic:
         Income from continuing operations.....................   $    2.78     $    3.82    $    3.53
         Charge from discontinued operations...................        (.32)           --           --
                                                                  ---------     ---------    ---------
                  Net income...................................   $    2.46     $    3.82    $    3.53
                                                                  =========     =========    =========
      Diluted:
         Income from continuing operations.....................   $    2.75     $    3.80    $    3.50
         Charge from discontinued operations...................        (.31)           --           --
                                                                  ---------     ---------    ---------
                  Net income...................................   $    2.44     $    3.80    $    3.50
                                                                  =========     =========    =========

Cash dividends per Common share................................   $    1.40     $    1.40    $    1.32
                                                                  =========     =========    =========

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                                  ----------------------
                                                                     2001         2000
                                                                  ----------   ---------
                                         ASSETS                        (in millions)

Cash and cash equivalents........................................ $   11.5     $   26.4
Receivables......................................................    777.1        828.8
Inventories......................................................    670.9        706.9
Deferred income taxes and other current assets...................    191.7        173.0
                                                                  --------     --------
         Total current assets....................................  1,651.2      1,735.1
                                                                  --------     --------
Property, plant and equipment, less accumulated depreciation.....    826.8        870.4
Goodwill, less accumulated amortization..........................  1,958.7      2,013.5
Deferred income taxes and other noncurrent assets................    174.7        170.3
                                                                  --------     --------
         Total assets............................................ $4,611.4     $4,789.3
                                                                  ========     ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt.................................................. $  132.9     $  166.1
Accounts payable.................................................    401.4        470.1
Accrued liabilities..............................................    510.9        486.3
Current maturities of long-term debt.............................     60.9         51.1
                                                                  --------     --------
         Total current liabilities...............................  1,106.1      1,173.6
                                                                  --------     --------
Long-term debt...................................................  1,107.0      1,300.8
Postretirement benefits other than pensions......................    196.7        211.2
Other long-term liabilities......................................    178.4        199.5
                                                                  --------     --------
         Total liabilities.......................................  2,588.2      2,885.1
                                                                  --------     --------
Common stock, $5.00 par value....................................    615.0        615.0
Capital in excess of par value...................................    646.0        663.3
Retained earnings................................................  2,325.0      2,225.0
Common stock held in treasury, at cost........................... (1,435.0)    (1,470.0)
Unearned employee stock ownership plan compensation..............       --         (8.6)
Accumulated other nonowner changes in equity.....................   (127.8)      (120.5)
                                                                  --------     --------
         Total shareholders' equity..............................  2,023.2      1,904.2
                                                                  --------     --------
         Total liabilities and shareholders' equity.............. $4,611.4     $4,789.3
                                                                  ========     ========

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Year Ended December 31,
                                                                ----------------------------
                                                                 2001       2000       1999
                                                                ------     ------     ------
                                                                       (in millions)
Cash flows from operating activities:
   Net income.................................................. $231.3     $357.4     $331.9
   Plus:  charge related to discontinued operations............   30.0         --         --
                                                                ------     ------     ------
   Income from continuing operations...........................  261.3      357.4      331.9
   Adjustments to reconcile to net cash provided by
      operating activities:
     Depreciation and amortization.............................  186.4      174.4      147.6
     Deferred income taxes.....................................  (35.1)      98.8       60.0
     Changes in assets and liabilities: (1)
        Receivables............................................   43.1       (8.0)     (47.5)
        Inventories............................................   17.3      (51.1)      (5.2)
        Accounts payable and accrued liabilities...............  (31.5)       5.6      (25.9)
        Accrued income taxes...................................     --      (52.3)       4.6
        Other assets and liabilities, net......................  (19.1)     (22.2)     (63.6)
                                                                ------     ------     ------
         Net cash provided by operating activities.............  422.4      502.6      401.9
                                                                ------     ------     ------
Cash flows from investing activities:
   Cash received from (paid for) acquired businesses...........    9.8     (580.4)    (434.6)
   Capital expenditures........................................ (115.1)    (174.9)    (165.8)
   Proceeds from disposition of businesses.....................     --         --      149.1
   Proceeds from sales of property, plant and equipment........    6.7       16.4       11.2
                                                                ------     ------     ------
         Net cash used in investing activities.................  (98.6)    (738.9)    (440.1)
                                                                ------     ------     ------
Cash flows from financing activities:
   Proceeds from issuances of debt.............................  136.9      878.5      250.9
   Repayments of debt.......................................... (343.2)    (474.9)     (69.0)
   Dividends................................................... (131.3)    (130.6)    (124.4)
   Acquisition of treasury shares..............................  (42.0)     (39.3)     (44.0)
   Activity under employee stock plans and other...............   41.0        1.9       30.7
                                                                ------     ------     ------
         Net cash provided by (used in) financing activities... (338.6)     235.6       44.2
                                                                ------     ------     ------
Effect of exchange rate changes on cash and cash equivalents...   (0.1)       0.2        0.5
                                                                ------     ------     ------
Increase (decrease) in cash and cash equivalents...............  (14.9)      (0.5)       6.5

Cash and cash equivalents, beginning of year...................   26.4       26.9       20.4
                                                                ------     ------     ------
Cash and cash equivalents, end of year......................... $ 11.5     $ 26.4     $ 26.9
                                                                ======     ======     ======

(1)      Net of the effects of acquisitions and translation.

         The Notes to Consolidated Financial Statements are an integral part of these statements. See Note 17 for supplemental cash flow information.

                             COOPER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                               Unearned
                                                                                               Employee
                                                       Capital                                  Stock       Accumulated
                                                      In Excess                               Ownership      Nonowner
                                           Common      of Par      Retained    Treasury         Plan        Changes in
                                            Stock       Value      Earnings      Stock       Compensation     Equity        Total
                                           -----------------------------------------------------------------------------------------
                                                                              (in millions)
BALANCE DECEMBER 31, 1998...............   $  615.0   $   674.0    $ 1,790.0    $(1,444.8)     $ (40.6)     $  (30.0)     $ 1,563.6
    Net income..........................                               331.9                                                  331.9
    Minimum pension liability adjustment                                                                         1.1            1.1
    Translation adjustment..............                                                                       (40.5)         (40.5)
                                                                                                                          ---------
       Net income and other nonowner
           changes in equity............                                                                                      292.5
                                                                                                                          ---------
    Common stock dividends..............                              (124.4)                                                (124.4)
    Purchase of treasury shares.........                                            (44.0)                                    (44.0)
    Stock issued under employee stock
       plans............................                   (1.6)                     37.2                                      35.6
    ESOP shares allocated...............                   (0.5)                                  17.6                         17.1
    Other activity......................                   (0.2)         0.6          2.3                                       2.7
                                           --------    --------   ----------    ---------      -------       --------     ---------
BALANCE DECEMBER 31, 1999...............      615.0       671.7      1,998.1     (1,449.3)       (23.0)        (69.4)       1,743.1
                                                                                                                          ---------
    Net income..........................                               357.4                                                  357.4
    Minimum pension liability adjustment                                                                         0.1            0.1
    Translation adjustment..............                                                                       (51.2)         (51.2)
                                                                                                                          ---------
       Net income and other nonowner
           changes in equity............                                                                                      306.3
                                                                                                                          ---------
    Common stock dividends..............                              (130.6)                                                (130.6)
    Purchase of treasury shares.........                                            (39.3)                                    (39.3)
    Stock issued under employee stock
       plans............................                   (4.9)                     15.7                                      10.8
    ESOP shares allocated...............                   (2.5)                                  14.4                         11.9
    Other activity......................                   (1.0)         0.1          2.9                                       2.0
                                           --------    --------   ----------    ---------      -------      --------      ---------
BALANCE DECEMBER 31, 2000...............      615.0       663.3      2,225.0     (1,470.0)        (8.6)       (120.5)       1,904.2
    Net income..........................                               231.3                                                  231.3
    Minimum pension liability adjustment                                                                        (0.7)          (0.7)
    Translation adjustment..............                                                                        (6.3)          (6.3)
    Change in fair value of derivatives.                                                                        (0.3)          (0.3)
                                                                                                                          ---------
       Net income and other nonowner
           changes in equity............                                                                                      224.0
                                                                                                                          ---------
    Common stock dividends..............                              (131.3)                                                (131.3)
    Purchase of treasury shares.........                                            (42.0)                                    (42.0)
    Stock issued under employee stock
       plans............................                  (16.6)                     74.4                                      57.8
    ESOP shares allocated...............                                                           8.6                          8.6
    Other activity......................                   (0.7)                      2.6                                       1.9
                                           --------    --------   ----------    ---------      -------      --------      ---------
BALANCE DECEMBER 31, 2001...............   $  615.0    $  646.0   $  2,325.0    $(1,435.0)     $    --      $ (127.8)     $ 2,023.2
                                           ========    ========   ==========    =========      =======      ========      =========

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of Cooper and its majority-owned subsidiaries. Affiliated companies are accounted for on the equity method where Cooper owns 20% to 50% of the affiliate unless significant economic, political or contractual considerations indicate that the cost method is appropriate.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, Cooper considers all investments purchased with original maturities of three months or less to be cash equivalents.

INVENTORIES: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 61% and 64% of inventories at December 31, 2001 and 2000, respectively were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to group asset accounts, which in general have the following lives: buildings -- 10 to 40 years; machinery and equipment -- 3 to 18 years; and tooling, dies, patterns and other -- 3 to 10 years.

GOODWILL: With minor exceptions, goodwill is amortized over 40 years from the respective acquisition dates. At each balance sheet date presented, management reviews the carrying value of long-lived assets and goodwill at the lowest level feasible whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If this review indicates that the carrying amount will not be recoverable, as determined based on undiscounted cash flows over the remaining amortization periods, an impairment loss is recognized. The impairment loss equals the excess of the carrying amount over the fair value of the asset. The fair value of the asset is based on prices for similar assets, if available, or discounted cash flows.

REVENUE RECOGNITION: Cooper recognizes revenues in accordance with invoice terms, typically when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon experience. Shipping and handling costs of $125.5 million, $124.6 million and $96.2 million in 2001, 2000 and 1999, respectively, are reported as a reduction of revenues in the consolidated income statements.

RESEARCH AND DEVELOPMENT EXPENDITURES: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $55.8 million, $57.7 million and $54.0 million in 2001, 2000 and 1999, respectively.

COMMON STOCK BASED COMPENSATION: Cooper follows the intrinsic value method of accounting for stock based compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

IMPACT OF NEW ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS 141 requires the use of the purchase method of accounting for

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on Cooper's consolidated results of operations and financial position. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Cooper will adopt the statement effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. In 2002, Cooper will perform the first step of the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on its consolidated results of operations and financial position.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement is effective for fiscal years beginning after December 15, 2001. Cooper will adopt this statement effective January 1, 2002. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement will not have a significant effect on Cooper's consolidated results of operations and financial position.

NOTE 2:  NONRECURRING CHARGES

         During the fourth quarter of 2001, Cooper committed to the consolidation or closure of certain Electrical Products segment facilities and recorded a provision for severance and other related costs of these announced actions of $7.1 million. In addition, the Company concluded during 2001 that various Electrical Products segment assets comprising $8.5 million of net book value provided no future benefit to Cooper and were therefore fully impaired. Also during the 2001 fourth quarter, Cooper recorded a charge of $8.4 million to provide for the costs of assimilation of certain separate product lines rendered partially duplicative as a result of previous Electrical Products segment business acquisition activities. The 2001 fourth quarter nonrecurring charge for the Electrical Products segment totals $24.0 million.

         During the fourth quarter of 2001, Cooper recorded a General Corporate nonrecurring charge of $50.1 million. Cooper concluded that the net book values of certain software, hardware and other technology investments should be fully impaired, in consideration of ongoing refinement and development of Company information and technology systems capabilities. Also during the 2001 fourth quarter, Cooper provided for the costs associated with performing the Company's review of strategic alternatives.

         The nonrecurring charges for 2001 total $74.1 million, or $44.5 million after taxes ($.47 per diluted common share).

         During the first quarter of 1999, Cooper completed a previously announced voluntary severance program and accrued an additional $5.8 million primarily representing the voluntary severance program premium over the severance provided under Cooper's established policies. Cooper also accrued $1.5 million related to severance and other costs for facility closures announced during the first quarter of 1999. In addition, during 1999, Cooper reduced legal accruals by $2.8 million related to the favorable settlement of certain litigation concerning lead in mini-blinds and reassessment of the required reserve. Cooper also reached agreement and received $0.8 million under an insurance policy related to the unsuccessful offer to acquire TLG plc in 1998. Since the original charge related to the litigation was included as a nonrecurring item in the Tools & Hardware segment and the costs related to TLG plc were reflected as a nonrecurring corporate item, the reversal of the accrual and the reimbursement of the expenses were reflected as nonrecurring items. The net nonrecurring items for 1999 resulted in a $3.7 million charge before income taxes and resulted in an after-tax charge of $2.4 million ($.02 per diluted common share).

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         See "Nonrecurring Charges" in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to the 2001 and 1999 severance and facility consolidation charges including spending, number of employees terminated and remaining accrual balances. See
Note 20 of the Notes to Consolidated Financial Statements for a discussion concerning the Company's review of strategic alternatives.


NOTE 3:  CHARGE RELATED TO DISCONTINUED OPERATIONS

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pnuemo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul, from August 28, 1998 through December 31, 2001, a total of 75,152 Abex Claims were filed, of which 16,974 claims have been resolved leaving 58,178 Abex Claims pending at December 31, 2001, that are the responsibility of Federal-Mogul. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $908 before insurance. A total of $25.5 million was spent on defense costs for the period August 28, 1998 through December 31, 2001. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex claims. Since the October 1, 2001 bankruptcy filing by Federal-Mogul through December 31, 2001, a total of 3,541 Abex Claims have been filed.

         With the assistance of independent advisors, Cooper has completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. At this time, the manner in which this issue ultimately will be resolved is not known. Based on Cooper's analysis of its contingent liability exposure resulting from Federal-Mogul's bankruptcy, Cooper concluded that an additional fourth-quarter 2001 discontinued-operations provision of $30 million after-tax, or $.32 per share, was appropriate to reflect the potential net financial impact of this issue. This conclusion is based on a review of the Abex claims history, existing insurance coverage, the contractual indemnities and other facts determined to date. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.

NOTE 4:  ACQUISITIONS AND DIVESTITURES

         During 2001, Cooper received purchase price adjustments of $9.8 million net, primarily related to businesses acquired prior to 2001.

         In 2000, Cooper completed two large acquisitions and three small product-line acquisitions in its Electrical Products segment and one small acquisition in its Tools & Hardware segment for an aggregate cost of $578.4 million, subject to adjustment as provided in the acquisition agreements. A total of $378.2 million in goodwill was recorded,

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


including an additional $23.2 million in 2001, with respect to the acquisitions. In March 2000, Cooper acquired Eagle Electric for a total cost of $124.6 million. Eagle Electric manufactures and sells electrical wiring devices including switches, receptacles, plugs and connectors, cords and other electrical accessories to the residential and commercial markets. In May 2000, Cooper acquired B-Line Systems for a total cost of $430.6 million. B-Line Systems manufactures and markets support systems and enclosures for electrical, mechanical and telecommunications/data applications.

         In 1999, Cooper completed eight acquisitions in its Electrical Products segment and two small acquisitions in its Tools & Hardware segment for an aggregate cost of $443.8 million. The acquisitions include two businesses in the United Kingdom and a business in France that expanded the product offerings of the Cooper European based division, three domestic lighting businesses and four other small product-line acquisitions. A total of $354.4 million in goodwill was recorded, including an additional $16.2 million in 2000, with respect to the acquisitions.

         The acquisitions have been accounted for as purchases and the results of the acquisitions are included in Cooper's consolidated income statements since the respective acquisition dates. The pro forma net income and earnings per share for 2000 and 1999, assuming the acquisitions had been made at the beginning of each year, would not be materially different from reported net income and earnings per share.

         On October 9, 1998, Cooper completed the sale of its Automotive Products segment for cash proceeds of $1.9 billion. During 1999, Cooper received an additional $149.1 million representing reimbursement of Cooper's pre-closing cash funding of international operations and the additional cash invested in the Automotive Products segment between March 31, 1998 and October 9, 1998.

NOTE 5:  INVENTORIES

                                                                      December 31,
                                                            -------------------------------
                                                               2001               2000
                                                            ------------       ------------
                                                                      (in millions)
Raw materials...............................................$     223.6        $     230.1
Work-in-process.............................................      132.2              134.6
Finished goods..............................................      374.0              404.5
Perishable tooling and supplies.............................       21.4               20.5
                                                            -----------        -----------
                                                                  751.2              789.7
Excess of current standard costs over LIFO costs............      (80.3)             (82.8)
                                                            -----------        -----------
         Net inventories....................................$     670.9        $     706.9
                                                            ===========        ===========


                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 6:  PROPERTY, PLANT AND EQUIPMENT AND GOODWILL

                                                                                                  December 31,
                                                                                          -------------------------------
                                                                                             2001               2000
                                                                                          ------------       ------------
                                                                                                  (in millions)

Property, plant and equipment:
    Land and land improvements.........................................................   $      53.0        $      51.5
    Buildings..........................................................................         428.1              408.9
    Machinery and equipment............................................................         812.7              816.0
    Tooling, dies and patterns.........................................................         213.6              191.1
    All other..........................................................................         289.2              290.2
    Construction in progress...........................................................          99.2              124.6
                                                                                          -----------        -----------
                                                                                              1,895.8            1,882.3
    Accumulated depreciation...........................................................      (1,069.0)          (1,011.9)
                                                                                          -----------        -----------
                                                                                          $     826.8        $     870.4
                                                                                          ===========        ===========

    Goodwill...........................................................................   $   2,477.7        $   2,473.7
    Accumulated amortization...........................................................        (519.0)            (460.2)
                                                                                          -----------        -----------
                                                                                          $   1,958.7        $   2,013.5
                                                                                          ===========        ===========

NOTE 7:  ACCRUED LIABILITIES

                                                                                                    December 31,
                                                                                            ------------------------------
                                                                                               2001              2000
                                                                                            -----------       ------------
                                                                                                    (in millions)

Salaries, wages and employee benefit plans...............................................   $     199.7       $     207.9
Commissions and customer incentives......................................................          68.6              39.1
Product and environmental liability accruals.............................................          35.7              40.9
Facility integration of acquired businesses..............................................          39.3              37.5
Other (individual items less than 5% of total current liabilities).......................         167.6             160.9
                                                                                            -----------       -----------
                                                                                            $     510.9       $     486.3
                                                                                            ===========       ===========

         At December 31, 2001, Cooper had accruals of $13.0 million with respect to potential product liability claims and $46.3 million with respect to potential environmental liabilities, including $23.6 million classified as a long-term liability, based on Cooper's current estimate of the most likely amount of losses that it believes will be incurred.

         The product liability accrual consists of $3.2 million of known claims with respect to ongoing operations, $4.9 million of known claims for previously divested operations and $4.9 million which represents an estimate of claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage for individual 2001 claims above $3.0 million.

         Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accrual includes $7.1 million related to sites owned by Cooper and $39.2 million for retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper's liability will be determined based on an estimate of Cooper's proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.

         It has been Cooper's consistent practice to include the entire product liability accrual and a significant portion of the environmental liability accrual as current liabilities, although only approximately 15-25% of the balance classified as current is normally spent on an annual basis. The annual effect on earnings for product liability is essentially equal to the amounts disbursed. In the case of the environmental liability, the annual expense is considerably smaller than the disbursements, since the vast majority of Cooper's environmental liability has been recorded in connection with acquired companies. The change in the accrual balances from year to year reflects the effect of acquisitions and divestitures as well as normal expensing and funding.

         Cooper has not utilized any form of discounting in establishing its product or environmental liability accruals. While both product liability and environmental liability accruals involve estimates that can have wide ranges of potential liability, Cooper has taken a proactive approach and has managed the costs in both of these areas over the years. Cooper does not believe that the nature of its products, its production processes, or the materials or other factors involved in the manufacturing process subject Cooper to unusual risks or exposures for product or environmental liability. Cooper's greatest exposure to inaccuracy in its estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

         In connection with acquisitions accounted for using the purchase method of accounting, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing Cooper operations. Significant accruals include plant shut-down and realignment costs. The following table summarizes the accrual balances and activity during each of the last three years:

                                                                              2001              2000               1999
                                                                         -----------       -----------        -----------
                                                                                          (in millions)
ACTIVITY DURING EACH YEAR:
Balance, beginning of year............................................   $      37.5       $      10.8        $      15.6
Spending..............................................................         (11.0)             (3.5)              (4.8)
Acquisitions - initial allocation.....................................           -                28.6                1.2
Acquisitions - final allocation adjustment............................          12.9               2.2               (0.3)
Translation...........................................................          (0.1)             (0.6)              (0.9)
                                                                         -----------       -----------        -----------
Balance, end of year..................................................   $      39.3       $      37.5        $      10.8
                                                                         ===========       ===========        ===========
BALANCE BY CATEGORY OF ACCRUAL:
Plant shut-down and realignment.......................................   $      38.8       $      36.5        $       9.5
Other realignment and integration.....................................           0.5               1.0                1.3
                                                                         -----------       -----------        -----------
                                                                         $      39.3       $      37.5        $      10.8
                                                                         ===========       ===========        ===========

         Plant shut-down and realignment includes the costs to terminate personnel, shut down the facilities, terminate leases and similar costs. Other realignment and integration costs includes costs to exit product lines and miscellaneous costs.

                            COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         During the three years ended December 31, 2001, accruals reversed to income were insignificant. The annual spending was primarily related to downsizing and consolidating facilities. The 2000 acquisitions-initial allocation amount is related to the Eagle Electric acquisition and includes approximately $24.2 million for severance and related costs to terminate personnel and $4.4 million of one-time additional costs associated with shutting down manufacturing operations and vacating existing facilities. Acquisitions-final allocation adjustment represents adjustments to goodwill for finalization of the purchase price allocations recorded in the previous year. The 2001 acquisitions - final allocation adjustment amount includes additional severance and related costs to terminate personnel and facility shut-down costs in connection with the Eagle Electric and B-Line Systems acquisitions.

NOTE 8:  LONG-TERM DEBT AND LEASE COMMITMENTS

                                                                                                    December 31,
                                                                                            ------------------------------
                                                                                               2001              2000
                                                                                            ------------      ------------
                                                                                                    (in millions)
2.54%* commercial paper maturing at various dates through February 2002..................   $     280.0       $     400.0
6.41% - 6.97% second series medium-term notes, due through 2010..........................         302.1             302.1
5.89% - 6.45% third series medium-term notes, due through 2008...........................         250.0             300.0
6.25% Euro bonds maturing in October 2005................................................         270.2             279.4
3.76%* Pound Sterling notes payable maturing at various dates through 2005...............          26.3              27.4
Other....................................................................................          39.3              43.0
                                                                                            ------------      ------------
                                                                                                1,167.9           1,351.9
Current maturities.......................................................................         (60.9)            (51.1)
                                                                                            ------------      ------------
Long-term portion........................................................................   $   1,107.0       $   1,300.8
                                                                                            ===========       ===========

* Weighted average interest rates at December 31, 2001. The weighted average interest rates on commercial paper and Pound Sterling bank loans and notes were, 6.89% and 5.67%, respectively at December 31, 2000.

         Cooper has U.S. committed credit facilities of $990 million, $440 million of which mature in 2002 and $550 million of which mature in 2004. At December 31, 2001, Cooper had $648 million of its $990 million U.S. committed credit facilities available, after considering commercial paper backup. At December 31, 2000, $547.9 million of its total $1,040 million U.S. committed credit facilities was available after considering commercial paper backup. The agreements for the credit facilities require that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio.

         During 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At December 31, 2001, all $500 million of the shelf registration was available to be issued.

         Interest rates on Cooper's commercial paper were generally 2.6% and 2.8% below the U.S. prime rate during 2001 and 2000, respectively. Total interest paid during 2001, 2000 and 1999 was $85 million, $96 million and $63 million, respectively.

         Commercial paper of $280 million and $400 million at December 31, 2001 and 2000, respectively, was classified as long-term debt reflecting Cooper's intention to refinance these amounts during the twelve-month period following the balance sheet date through either continued short-term borrowing or utilization of available credit facilities.

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Maturities of long-term debt for the five years subsequent to December 31, 2001 are $60.9 million, $153.6 million, $280.4 million, $525.9 million and $17.9 million, respectively. The future net minimum lease payments under capital leases are not significant.

         Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $40.1 million, $37.1 million and $32.9 million during 2001, 2000 and 1999, respectively.

         At December 31, 2001, minimum annual rental commitments under noncancellable operating leases were $31.1 million in 2002, $24.7 million in 2003, $15.1 million in 2004, $12.2 million in 2005, $10.4 million in 2006 and
$18.3 million thereafter.

NOTE 9:  COMMON AND PREFERRED STOCK

COMMON STOCK

         At December 31, 2001, 2000 and 1999, 250,000,000 shares of Common stock were authorized of which 93,761,587, 93,413,244 and 94,199,620 shares were issued and outstanding at December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2001, Cooper purchased 1,000,000 shares of treasury stock at an average price of $41.95 per share and 1,348,343 shares were issued primarily in connection with employee stock plans. During the year ended December 31, 2000, Cooper purchased 1,138,500 shares of treasury stock at an average price of $34.52 per share and 352,124 shares were issued primarily in connection with employee stock plans. During the year ended December 31, 1999, Cooper purchased 800,000 shares of treasury stock at an average price of $54.99 per share and 750,869 shares were issued primarily in connection with employee stock plans. At December 31, 2001, Cooper had 14,728,631 shares reserved for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards and subscriptions under the Employee Stock Purchase Plan and other plans.

         Under the terms of the Dividend Reinvestment Plan, any holder of Common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in Common stock without incurring any brokerage commissions or service charges.

         Under a Shareholder Rights Plan adopted by the Board of Directors in 1997, share purchase Rights were declared as a dividend at the rate of one Right for each share of Common stock. Each Right entitles the holder to buy one one-hundredth of a share of Series A Participating Preferred Stock at a purchase price of $225 per one one-hundredth of a share or, in certain circumstances Common stock having a value of twice the purchase price. Each Right becomes exercisable only in certain circumstances constituting a potential change of control on a basis considered inadequate by the Board of Directors. The Rights expire August 5, 2007 and, at Cooper's option, may be redeemed prior to expiration for $.01 per Right.

PREFERRED STOCK

         At December 31, 2001 and 2000, Cooper was authorized to issue 1,340,750 shares of Preferred stock with no par value, 10,000,000 shares of $2.00 par value Preferred stock and 2,821,079 shares of $1.00 par value Preferred stock. At December 31, 2001 and 2000, no Preferred shares were issued or outstanding.

NOTE 10: STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

         Under Cooper stock option plans, officers, directors and key employees may be granted options to purchase Cooper's Common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable ratably over a three-year period commencing one year from the date of grant and have a

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maximum term of ten years. The plans also provide for the granting of performance-based stock awards and restricted stock awards to certain key executives.

         A summary of the status of Cooper's fixed stock option plans for officers and employees as of December 31, 2001 and activity during the three years ended December 31, 2001 is presented below:




                                                         2001                     2000                     1999
                                                 ---------------------     --------------------   ----------------------
                                                              Weighted                 Weighted                 Weighted
                                                              Average                  Average                  Average
                                                              Exercise                 Exercise                 Exercise
                                                 Shares        Price       Shares       Price       Shares       Price
                                                 --------     ---------    ---------   ---------  ----------   ---------
Outstanding at beginning of year...............  3,810,497     $43.28      2,748,601    $45.94     2,144,104     $46.52
Granted........................................  1,740,000     $45.19      1,425,800    $37.94     1,018,700     $43.52
Exercised......................................   (625,260)    $42.33         (6,500)   $39.06      (286,492)    $39.82
Canceled.......................................   (184,579)    $44.09       (357,404)   $42.57      (127,711)    $50.13
                                                 ---------                 ---------               ----------
Outstanding at end of year.....................  4,740,658     $44.07      3,810,497    $43.28     2,748,601     $45.94
                                                 =========                 =========               ==========
Options exercisable at end of year.............  1,866,391                 1,608,117               1,128,905

Options available for grant at end of year.....  5,116,955                 1,916,174               3,289,602



                              Options Outstanding                                             Options Exercisable
------------------------------------------------------------------------------        ---------------------------------
                                                   Weighted
                                 Shares            Average           Weighted             Shares              Weighted
                              Outstanding          Remaining         Average            Exercisable           Average
       Range of                    At             Contractual        Exercise               At                Exercise
    Exercise Prices             12/31/01             Life             Price              12/31/01              Price
---------------------         -------------       -----------       ---------         --------------         ----------
    $34.84 - $37.94              1,316,091           8.1             $ 37.61                 311,031          $ 37.94
    $38.13 - $39.06                257,687           3.8             $ 39.05                 255,020          $ 39.06
    $43.13 - $46.10              2,630,301           8.0             $ 45.24                 765,428          $ 44.16
    $54.28 - $56.63                536,579           5.6             $ 56.61                 534,912          $ 56.62
                               ------------                                             -------------
                                 4,740,658                                                 1,866,391
                               ============                                             =============

         During 2001, options to purchase 10,000 shares of common stock were granted to nonemployee directors at an exercise price of $33.66 and options for 4,000 shares were exercised at $42.13 to $49.03 per share. During 2000, options to purchase 9,000 shares of Common stock were granted to nonemployee directors at an exercise price of $35.19 and options for 4,000 shares were exercised at $17.31 per share. During 1999, options to purchase 11,000 shares of Common stock were granted to nonemployee directors at an exercise price of $49.03 and options for 4,000 shares were exercised at $14.69 per share. At December 31, 2001, options under the director plans for 23,000 Common shares were exercisable at $42.13 to $63.78 per share, and 129,100 shares were reserved for future grants.

         Participants in the Employee Stock Purchase Plan receive an option to purchase Common stock at a price that is the lesser of 85% of the market value on the offering date or 85% of the market value on the purchase date. On September 10, 2001, a total of 311,452 shares were sold to employees at $44.63 per share. At December 31, 2001, subscriptions for 915,876 shares of Common stock were outstanding at $34.07 per share or, if lower, 85% of the average market price on September 8, 2003, which is the purchase date. At December 31, 2001, an aggregate of 2,423,976 shares of Common stock were reserved for future issuance.

         Cooper follows the intrinsic value method of accounting for stock-based compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recognized under Cooper's fixed stock option plans or Employee Stock Purchase Plan. Compensation expense of $2.7 million, $5.1 million and $6.1 million was recognized in the consolidated financial statements during 2001, 2000 and 1999, respectively for the performance-based and restricted stock awards. If compensation expense for all of Cooper's stock-based compensation plans was

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recognized using the alternative fair value method of accounting under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have decreased by approximately 2.0% in 2001, 2.1% in 2000 and 2.3% in 1999. The fair value was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999 respectively: dividend yield of 3.5%, 3.5% and 3.0%, expected volatility of 27.5%, 26.4% and 26.4%, risk free interest rates of 5.1%, 6.7% and 5.0% and expected lives of 7 years for 2001, 2000 and 1999.

NOTE 11: ACCUMULATED NONOWNER CHANGES IN EQUITY

                                                      Minimum        Loss On       Cumulative
                                                      Pension       Derivative    Translation
                                                     Liability     Instruments     Adjustment           Total
                                                    -----------    -----------    ------------        ---------
                                                                           (in millions)
Balance December 31,1998........................    $ (3.9)         $   --          $ (26.1)          $ (30.0)
Current year other nonowner changes in equity...       1.1              --            (40.5)            (39.4)
                                                    -----------    -----------    ------------        ---------
Balance December 31, 1999.......................      (2.8)             --            (66.6)            (69.4)
Current year other nonowner changes in equity...       0.1              --            (51.2)            (51.1)
                                                    -----------    -----------    ------------        ---------
Balance December 31, 2000.......................      (2.7)             --           (117.8)           (120.5)
Current year other nonowner changes in equity...      (0.7)           (0.3)            (6.3)             (7.3)
                                                    -----------    -----------    ------------        ---------
Balance December 31, 2001.......................    $ (3.4)         $ (0.3)         $(124.1)          $(127.8)
                                                    ===========    ===========    ============        =========

                                         2001                             2000                              1999
                             ------------------------------    ------------------------------   ------------------------------
                             Before       Tax                  Before       Tax                 Before      Tax
                               Tax     (Expense)      Net       Tax      (Expense)    Net        Tax     (Expense)      Net
                             Amount     Benefit     Amount     Amount     Benefit    Amount     Amount    Benefit     Amount
                             -------   ---------    -------    -------   ---------   --------   ------    --------    --------
                                                                      (in millions)
Minimum pension
    liability adjustment..   $  (1.1)   $   0.4     $  (0.7)   $   0.1    $   --     $   0.1    $   1.9   $   (0.8)    $   1.1
                             -------   ---------    -------    -------   ---------   --------   --------  --------    --------
Change in fair value
    of derivatives........      (1.0)       0.4        (0.6)        --        --          --         --         --          --

Reclassification to
    earnings..............       0.5       (0.2)        0.3         --        --          --         --         --          --
                             -------   ---------    -------    -------   ---------   --------   --------  --------    --------
                                (0.5)       0.2        (0.3)        --        --          --         --         --          --
                             -------   ---------    -------    -------   ---------   --------   --------  --------    --------
Translation adjustment....      (9.7)       3.4        (6.3)     (78.8)       27.6     (51.2)     (62.3)      21.8       (40.5)
                             -------   ---------    -------    -------   ---------   --------   --------  --------    --------
Other nonowner
    changes in equity.....   $ (11.3)   $   4.0     $  (7.3)   $ (78.7)   $   27.6   $ (51.1)   $ (60.4)  $   21.0     $ (39.4)
                             ========  =========    =======    =======   =========   ========   ========  ========    ========

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12: INCOME TAXES

                                                                            Year Ended December 31,
                                                                    ------------------------------------
                                                                        2001        2000         1999
                                                                    -----------  ----------   ----------
                                                                    (in millions, except for percentages)
Components of income from continuing operations
    before income taxes:
     U.S. operations................................................    $211.9      $433.7      $390.7
     Foreign operations.............................................     104.5       116.2       127.9
                                                                        ------      ------      ------
       Income from continuing operations before income taxes........    $316.4      $549.9      $518.6
                                                                        ======      ======      ======
Components of income tax expense:
   Current:
     U.S. Federal...................................................    $ 60.8      $ 64.0      $ 84.3
     U.S. state and local...........................................       6.2         1.3         6.2
     Foreign........................................................      23.2        28.4        36.2
                                                                        ------      ------      ------
                                                                          90.2        93.7       126.7
                                                                        ------      ------      ------
   Deferred:
     U.S. Federal...................................................     (43.9)       72.8        48.0
     U.S. state and local...........................................       2.5        19.4        10.4
     Foreign........................................................       6.3         6.6         1.6
                                                                        ------      ------      ------
                                                                         (35.1)       98.8        60.0
                                                                        ------      ------      ------
       Income tax expense...........................................    $ 55.1      $192.5      $186.7
                                                                        ======      ======      ======

Total income taxes paid.............................................    $100.8      $132.3      $132.5
                                                                        ======      ======      ======
Effective tax rate reconciliation:
     U.S. Federal statutory rate....................................      35.0%       35.0%       35.0%
     State and local income taxes...................................       1.4         2.2         1.9
     Foreign statutory rate differential............................      (3.5)       (1.2)       (1.5)
     Nondeductible goodwill.........................................       4.3         2.4         2.3
     Foreign Sales Corporation......................................      (1.4)       (0.8)       (0.7)
     Tax credits....................................................      (0.2)       (1.4)       (0.3)
     Reduction in tax reserves......................................     (15.8)         --          --
     Other..........................................................      (2.4)       (1.2)       (0.7)
                                                                        ------      ------      ------
       Effective tax rate attributable to continuing operations.....      17.4%       35.0%       36.0%
                                                                        ======      ======      ======

         A $50 million U.S. Federal tax benefit was recorded in 2001 as a result of recent favorable Appellate level third party court decisions related to certain income tax return issues. These court decisions have validated Cooper's tax return treatment of similar transactions executed in 1997 and prior years that are being contested by the Internal Revenue Service. In light of the Fifth Circuit Court decision, issued in December 2001, Cooper concluded that the tax reserve related to these transactions is no longer required.

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                                    December 31,
                                                                                             ----------------------------
                                                                                               2001              2000
                                                                                             -----------      -----------
                                                                                                    (in millions)

Components of deferred tax assets and liabilities:

     Deferred tax assets:
       Postretirement and other employee welfare benefits................................    $    66.4        $     80.1
       Accrued liabilities...............................................................        153.1             134.0
       Minimum pension liability.........................................................          2.2               1.8
       Capital loss carryforward (1).....................................................         54.9              59.1
       Other.............................................................................         58.5              55.1
                                                                                             -----------      -----------
           Total deferred tax assets.....................................................        335.1             330.1
                                                                                             -----------      -----------

     Valuation allowance (1).............................................................        (47.0)            (47.0)
                                                                                             -----------      -----------
     Deferred tax liabilities:
       Property, plant and equipment and intangibles.....................................       (126.9)           (107.0)
       Inventories.......................................................................        (24.9)            (18.9)
       Employee stock ownership plan.....................................................        (24.3)            (21.8)
       Pension plans.....................................................................        (32.4)            (34.2)
       Other.............................................................................         (0.1)            (22.3)
                                                                                             -----------      -----------
           Total deferred tax liabilities................................................       (208.6)           (204.2)
                                                                                             -----------      -----------
           Net deferred tax asset .......................................................   $     79.5        $     78.9
                                                                                            ============      ===========

(1) Cooper incurred a capital loss on the sale of the Automotive Products segment. Cooper limited the amount of tax benefits recognized based on an evaluation of the amount of capital loss carryforward that is expected to be realized. The capital loss carryforward is available to offset capital gains through 2003.

         The U.S. Federal portion of the above provision includes U.S. tax expected to be payable on the foreign portion of Cooper's income before income taxes when such earnings are remitted. Cooper's liabilities at December 31, 2001 and 2000 include the additional U.S. tax estimated to be payable on substantially all unremitted earnings of foreign subsidiaries.

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFITS

         Cooper and its subsidiaries have numerous defined benefit pension plans and other postretirement benefit plans. The benefits provided under Cooper's various postretirement benefit plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 90% of the total. Current employees, unless grandfathered under plans assumed in acquisitions, are not provided postretirement benefits other than pensions. The vast majority of the annual other postretirement benefit expense is related to employees who are already retired.

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                   Other
                                                       Pension Benefits     Postretirement Benefits
                                                       --------------------------------------------
                                                        2001       2000       2001       2000
                                                       --------   -------    --------   -----------
                                                                     (in millions)
Change in benefit obligation:
     Benefit obligation at January 1.................. $584.3     $565.3     $ 112.2    $  116.5
     Service cost.....................................   16.2       14.9         0.2         0.1
     Interest cost....................................   42.5       41.0         8.2         8.8
     Benefit payments.................................  (44.4)     (27.6)      (13.3)      (13.6)
     Settlements......................................     --      (25.7)         --          --
     Actuarial (gain) loss............................   23.1       (5.9)       34.0        (0.6)
     Acquisitions.....................................     --       25.5          --         2.2
     Other............................................    0.6       (3.2)        0.1        (1.2)
                                                       --------   -------    --------   -----------
Benefit obligation at December 31.....................  622.3      584.3       141.4       112.2
                                                       --------   -------    --------   -----------
Change in plan assets:
     Fair value of plan assets at January 1...........  616.1      615.3          --          --
     Actual return on plan assets.....................   (3.6)      10.7          --          --
     Employer contributions...........................    5.4        7.6        13.3        13.6
     Benefit payments.................................  (44.4)     (27.6)      (13.3)      (13.6)
     Settlements......................................     --      (25.7)         --          --
     Acquisitions.....................................     --       39.1          --          --
     Other............................................   (3.1)      (3.3)         --          --
                                                       --------   -------    --------   -----------
Fair value of plan assets at December 31..............  570.4      616.1          --          --
                                                       --------   -------    --------   -----------
Funded status.........................................  (51.9)      31.8      (141.4)     (112.2)
Unrecognized actuarial (gain) loss....................   85.2        7.4       (53.5)      (96.0)
Unrecognized prior service cost.......................    2.9        0.1        (1.8)       (3.0)
Other.................................................    0.4        0.6          --          --
                                                       --------   -------    --------   -----------
Net amount recognized................................. $ 36.6     $ 39.9     $(196.7)   $ (211.2)
                                                       ========   =======    ========   ===========
Amounts recognized in the balance sheet consist of:
     Prepaid benefit asset............................ $103.2     $105.4     $    --    $     --
     Accrued benefit liability........................  (73.4)     (71.5)     (196.7)     (211.2)
     Intangible asset.................................    1.2        1.5          --          --
     Accumulated other non-owner changes in equity....    5.6        4.5          --          --
                                                       --------   -------    --------   -----------
Net amount recognized................................. $ 36.6     $ 39.9     $(196.7)   $ (211.2)
                                                       ========   =======    ========   ===========

         The projected benefit obligation and accumulated benefit obligation for Cooper's unfunded defined benefit pension plans were $69.6 million and $65.2 million as of December 31, 2001, and $69.0 million and $64.4 million as of December 31, 2000, respectively.

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                Pension Benefits      Other Postretirement Benefits
                                          -------------------------   ------------------------------
                                           2001     2000      1999       2001     2000    1999
                                          ------   -------   -------  --------  ------    ----------
Components of net periodic benefit cost:                        (in millions)
Service cost............................  $16.2     $14.9     $15.4     $ 0.2    $ 0.1    $ 0.2
Interest cost...........................   42.5      41.0      38.1       8.2      8.8     10.4
Expected return on plan assets..........  (49.7)    (52.1)    (50.7)       --       --       --
Amortization of unrecognized
    transition (asset) obligation.......    0.2       0.2      (1.5)       --       --       --
Amortization of prior service cost......    0.3        --       0.1      (1.2)    (1.4)    (1.5)
Recognized actuarial (gain) loss........    2.1      (2.0)     (0.8)     (8.5)    (9.3)    (7.5)
Settlement/curtailment..................     --      (3.6)      0.1        --       --       --
                                          -----     -----     -----     -----    -----    -----
Net periodic benefit cost...............  $11.6     $(1.6)    $ 0.7     $(1.3)   $(1.8)   $ 1.6
                                          =====     =====     =====     =====    =====    =====


         Net periodic pension benefit costs includes a $3.6 million settlement gain in 2000 primarily resulting from the 1999 voluntary severance program (Note
2).

                                                                                                         Other
                                                                  Pension Benefits              Postretirement Benefits
                                                           -------------------------------      -----------------------
                                                              2001                2000            2001            2000
                                                           ------------      -------------      --------         ------
Weighted average assumptions as of December 31:
Discount rate.........................................     6.00% - 7.25%     6.00% - 7.75%       7.25%           7.75%
Expected return on plan assets........................     7.00% - 8.50%     7.00% - 8.50%         --              --
Rate of compensation increase.........................     3.00% - 4.50%     3.00% - 4.50%         --              --


         For other postretirement benefit measurement purposes, a 10.0% annual increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.3% for 2007 and remain at that level thereafter. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                                                   1-Percentage-         1-Percentage-
                                                                                  Point Increase         Point Decrease
                                                                                  ---------------        --------------
                                                                                              (in millions)
Effect on total of service and interest cost components.......................          $   0.5               $  (0.5)
Effect on the postretirement benefit obligation...............................          $   8.6               $  (7.8)


         During 2001, 2000 and 1999, expense with respect to domestic and foreign defined contribution plans (primarily related to various groups of hourly employees) totaled $16.4 million, $17.6 million and $17.5 million, respectively.

NOTE 14: COOPER SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLANS

         All full-time domestic employees, except for certain bargaining unit employees, are eligible to participate in the Cooper Retirement Savings and Stock Ownership Plan ("CO-SAV"). Under the terms of the Plan, employee savings deferrals are partially matched with contributions by Cooper of Common stock consisting of either an allocation of shares in Cooper's Employee Stock Ownership Plan ("ESOP") or treasury shares issued to the ESOP.

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The ESOP purchased Cooper Common stock which was financed through external borrowings and loans from Cooper. The external ESOP debt matured in July 1999 and was fully repaid. The purchases funded by loans between the ESOP and Cooper were treated as eliminated intercompany loans for financial statement purposes. These intercompany loans were paid in full during 2001. Cooper made annual contributions to the ESOP to fund the payment of principal and interest. As the debt was repaid, unallocated shares were allocated to CO-SAV participants to satisfy Cooper's matching obligation or to replace dividends on allocated shares with Cooper Common shares in years prior to 2000.

         Dividends paid on unallocated ESOP shares of $0.1 million, $0.5 million and $1.0 million during 2001, 2000 and 1999, respectively, were used to reduce the amount of cash required to fund principal and interest payments on ESOP debt. Dividends paid on allocated ESOP shares of $3.8 million during 1999 were used to pay additional principal and interest payments in order to allocate shares equivalent to the dividend amount to participants in the CO-SAV plan. Cooper contributed an additional $8.4 million, $9.6 million and $13.5 million in cash to the ESOP during 2001, 2000 and 1999, respectively, to fund principal and interest payments on ESOP debt.

         The number of allocated, committed to be allocated, and unallocated ESOP shares at December 31, 2001 and 2000 is summarized below.

                                              Shares Purchased            Shares Purchased
                                                Prior to 1994                  In 1994
                                            ----------------------      --------------------
                                              2001         2000           2001         2000
                                            ---------    ---------      --------     -------
Allocated to CO-SAV participant accounts... 2,950,973    2,783,473      928,837      928,837
Committed to be allocated..................        --        1,111           --           --
Unallocated................................        --      166,389           --           --

         Shares purchased by the ESOP prior to 1994 are accounted for in accordance with Statement of Position 76-3, Accounting Practices for Certain Employee Stock Ownership Plans and Emerging Issues Task Force Issue 89-8, Expense Recognition for Employee Stock Ownership Plans. Compensation expense is equal to Cooper's CO-SAV matching obligation, adjusted for the difference between the fair market value and cost of the shares committed to be allocated. Compensation expense is reduced by the amount of dividends paid on unallocated ESOP shares available for future matching. All shares issued to the ESOP are considered outstanding for purposes of computing earnings per share.

         Shares purchased by the ESOP in 1994 are accounted for in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). SOP 93-6 was effective for fiscal years beginning after December 15, 1993. Compensation expense is recognized at the fair value of the shares committed to be allocated which is equal to the amount of Cooper's CO-SAV matching obligation. Unearned employee stock ownership plan compensation is credited as shares are committed to be allocated based on the cost of the shares to the ESOP. The difference between the fair market value and cost of the shares committed to be allocated is recorded as an adjustment to capital in excess of par value. Dividends paid on unallocated shares are recorded as a reduction of ESOP debt, accrued interest or accrued employee benefits. Unallocated shares are not treated as outstanding in the earnings per share computation.

         Compensation expense for the CO-SAV plan and the ESOP was $23.0 million, $20.2 million and $18.6 million in 2001, 2000 and 1999, respectively.

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

INDUSTRY SEGMENTS

         Cooper's operations consist of two segments: Electrical Products and Tools & Hardware. Markets for Cooper's products and services are worldwide, with the United States being the largest market.

         The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, support systems, enclosures, wiring devices, plugs, receptacles, lighting fixtures, fuses, emergency lighting, fire detection systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution.

         The Tools & Hardware segment manufactures, markets and sells hand tools for industrial, construction and consumer markets; automated assembly systems for industrial markets and electric and pneumatic industrial power tools for general industry, primarily automotive and aerospace manufacturers.

         The performance of businesses are evaluated at the segment level and resources are allocated among the segments. The Cooper executive responsible for each segment further allocates resources between the various division operating units that compose the segment and, in international markets, determines the integration of product lines and operations across division operating units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Cooper manages cash, debt and income taxes centrally. Accordingly, Cooper evaluates performance of its segments and operating units based on operating earnings exclusive of financing activities and income taxes. Nonrecurring and unusual items are excluded from the evaluations. The segments are managed separately because they manufacture and distribute distinct products. Intersegment sales and related receivables for each of the years presented were insignificant.

         Financial information by industry segment was as follows:

                                       Revenues                   Operating Earnings                 Total Assets
                                Year Ended December 31,        Year Ended December 31,         Year Ended December 31,
                             -------------------------------   ----------------------------   -------------------------------
                                2001       2000       1999       2001       2000       1999      2001       2000        1999
                             --------   ---------  ---------   -------    --------  -------   --------    --------   --------
                                                                     (in millions)
Electrical Products......... $ 3,485.5  $ 3,659.2  $ 3,060.9   $ 437.0    $ 585.0   $ 516.7   $3,482.9    $3,660.9   $2,969.5
Tools & Hardware............     724.0      800.7      808.0      68.6       97.7      97.9      816.3       844.8      897.8
                             ---------  ---------   --------     -----      -----     -----    -------     -------    -------
Total  management reporting..$ 4,209.5  $ 4,459.9  $ 3,868.9     505.6      682.7     614.6    4,299.2     4,505.7    3,867.3
                             =========  =========   ========

Segment nonrecurring and
    unusual items...........                                     (24.0)       --       (4.5)
Net segment operating                                           -------     -----     ------
    earnings................                                     481.6      682.7     610.1

General Corporate:
    Nonrecurring gains
    (charges)...............                                     (50.1)       --        0.8
    Expense.................                                     (30.4)     (32.5)    (37.1)
Interest expense, net.......                                     (84.7)    (100.3)    (55.2)
Consolidated income                                            --------   --------  --------
    from continuing operations
    before income taxes ....                                   $ 316.4    $ 549.9   $ 518.6
Corporate assets............                                   =======    ========  ========     312.2       283.6      276.1
                                                                                               -------    --------   --------
Consolidated assets.........                                                                  $4,611.4    $4,789.3   $4,143.4
                                                                                              ========    ========   ========

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                Electrical   Tools &               Consolidated
                                 Products    Hardware   Corporate     Total
                                ---------   ---------  ----------  ------------
                                                (in millions)

2001
Depreciation...................  $  91.9    $  29.6    $   4.2    $ 125.7
Goodwill amortization..........     51.5        9.2         --       60.7
Nonrecurring charges...........     24.0         --       50.1       74.1
Capital expenditures...........     80.8       25.3        9.0      115.1
Investment in
    unconsolidated affiliates..     17.0         --         --       17.0

2000
Depreciation...................  $  83.1    $  30.7    $   2.1    $ 115.9
Goodwill amortization..........     49.1        9.4         --       58.5
Capital expenditures...........    128.9       26.8       19.2      174.9
Investment in
    unconsolidated affiliates..     22.2         --         --       22.2

1999
Depreciation...................  $  69.6    $  29.4    $   1.5    $ 100.5
Goodwill amortization..........     37.7        9.4         --       47.1
Nonrecurring gains.............       --         --        0.8        0.8
Nonrecurring charges...........      3.0        1.5         --        4.5
Capital expenditures...........    117.5       36.5       11.8      165.8
Investment in
    unconsolidated affiliates..     11.4         --         --       11.4

GEOGRAPHIC INFORMATION

       Revenues and long-lived assets by country are summarized below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

                                                   Revenues                                    Long-Lived Assets
                                -------------------------------------------      -------------------------------------------
                                     2001            2000            1999             2001           2000            1999
                                -----------     -----------    ------------      ------------   -----------     ------------
                                                                      (in millions)
United States...............    $   3,240.9     $   3,500.4     $   2,944.5      $   2,254.4    $   2,319.2     $   1,912.6
Germany.....................          218.8           180.0           223.1            121.3          135.0           149.5
United Kingdom..............          224.6           232.6           179.4            367.7          404.8           443.9
Canada......................          149.9           158.5           133.5              2.5            3.4             4.4
Mexico......................          141.1           150.4           120.8            126.0          100.8            79.0
Other foreign countries.....          234.2           238.0           267.6             88.3           91.0            87.4
                                -----------     -----------     -----------      -----------    -----------     -----------
                                $   4,209.5     $   4,459.9     $   3,868.9      $   2,960.2    $   3,054.2     $   2,676.8
                                ===========     ===========     ===========      ===========    ===========     ===========

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       International revenues by destination, based on the location products were delivered, were as follows by segment:

                                                                           International Revenues
                                                       ----------------------------------------------------------------
                                                         2001                      2000                       1999
                                                       ------------            -------------               ------------
                                                                               (in millions)

Electrical Products..............................      $     856.1               $     881.0               $     775.9
Tools & Hardware.................................            360.7                     300.9                     351.0
                                                       ------------            -------------               ------------
                                                       $   1,216.8               $   1,181.9               $   1,126.9
                                                       ============            =============               ============

NOTE 16: FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES, CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       On January 1, 2001, Cooper adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended. SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. For derivative instruments that are not designated as hedges, the gain or loss on the derivative is recognized in earnings currently. If the derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment is recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated nonowner changes in equity and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings. The cumulative effect of adopting the new standard was not material to Cooper's 2001 consolidated results of operations, financial position or cash flows.

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

       Foreign currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. The net gain on contracts designated as fair value hedges was not material during 2001. Foreign currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. The net gain on contracts designated as cash flow hedges was not material in 2001. Cooper also enters into certain foreign currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to intercompany financing transactions.

       Cooper enters into commodity futures contracts to reduce the volatility of price fluctuations on a portion of its forecasted annual raw material purchases. These instruments are designated as cash flow hedges. The net loss on commodity futures contracts was not material in 2001.

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. At December 31, 2001, Cooper expects to reclassify $0.3 million of net losses on derivative instruments designated as cash flow hedges from accumulated nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2001 was not material.

         The table below summarizes, by currency, the U. S. dollar equivalent contractual amounts of Cooper's forward exchange contracts at December 31, 2001 and 2000.

                            December 31,
                         ----------------
                          2001      2000
                         ------    ------
                           (in millions)
British Pound Sterling..  $ 0.8    $17.6
Euro....................    8.5     15.1
Mexican Peso............    4.4      2.2
Swiss Franc.............    2.9      2.7
Australian Dollar.......     --      2.2
Norwegian Krone.........    1.5       --
Other...................    2.0      1.2
                         ------    ------
                          $20.1    $41.0
                         =======   ======

OTHER INSTRUMENTS

       In the normal course of business, Cooper executes letters of credit, performance bonds and other guarantees that ensure Cooper's performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $112.0 million and $111.9 million at December 31, 2001 and 2000, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.

       The following transactions were implemented to partially align Cooper's interest rate exposure profile with its short term interest rate expectations in an economically efficient manner that is consistent with its tax position.

       During 2001, Cooper sold at a premium U.S. Treasury securities due November 2002. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure under this agreement to a maximum cost of $7.0 million. The repurchase agreement will be settled immediately prior to the maturity of the securities. Settlement of this transaction will not require any financing by Cooper and this transaction does not create an asset or liability, other than as described above. The face amount of the securities was $1.0 billion.

       Also during 2001, Cooper purchased at a discount Federal Home Loan Mortgage Corporation Notes due February 2003 and immediately transferred these notes pursuant to a securities loan agreement. Subsequently, Cooper eliminated any potential cost under the securities loan agreement and realized a gain of approximately $1.9 million. The securities loan agreement will be settled immediately prior to the maturity of the notes. Settlement of this transaction will not require any financing by Cooper and this transaction does not create a liability. The face amount of the notes was $480 million. In 1999 Cooper entered into a similar executory contract. Upon settlement of the contract in 2000, Cooper realized a $7.3 million cost, its maximum exposure under the 1999 executory contract.

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONCENTRATIONS OF CREDIT RISK

       Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 4.8% of accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS OTHER THAN DERIVATIVES

       Cooper's financial instruments other than derivative instruments, consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Cooper had approximately $1.3 billion and $1.5 billion of debt instruments at December 31, 2001 and 2000, respectively. The book value of these instruments was approximately equal to fair value at December 31, 2001 and 2000.

NOTE 17:        SUPPLEMENTAL CASH FLOW INFORMATION


                                                         Year Ended December 31,
                                                         ------------------------
                                                            2000          1999
                                                         --------      ----------
                                                               (in millions)

Assets acquired and liabilities assumed
    or incurred from the acquisition of
    businesses:
Fair value of assets acquired..........................      $684.0     $522.9
Liabilities assumed or incurred........................      (103.6)     (88.3)
                                                             ------      -----
    Cash used to acquire businesses,
     net of cash acquired..............................      $580.4     $434.6
                                                             ======     ======


NOTE 18:        NET INCOME PER COMMON SHARE

                                                                      Basic                               Diluted
                                                     -----------------------------------     ------------------------------------
                                                             Year Ended December 31,              Year Ended December 31,
                                                     -----------------------------------     ------------------------------------
                                                          2001        2000          1999         2001         2000          1999
                                                     ---------     ---------    ---------    -----------   ----------   ---------
                                                                           ($ in millions, shares in thousands)
Income from continuing operations................    $   261.3     $   357.4    $   331.9    $   261.3     $   357.4    $   331.9
Charge from discontinued operations..............        (30.0)           --           --        (30.0)           --           --
                                                     ---------     ---------    ---------    ---------     ---------    ---------

Net income applicable to Common stock............    $   231.3     $   357.4    $   331.9    $   231.3     $   357.4    $   331.9
                                                     =========     =========    =========    =========     =========    =========

Weighted average Common shares outstanding.......     94,008        93,524       94,046       94,008        93,524       94,046
                                                     =========     =========    =========
Incremental shares from assumed conversions:
    Options, performance-based stock awards
        and other employee awards................                                                869           626          896
Weighted average Common shares and                                                           ---------     ---------    ---------
    Common share equivalents.....................                                             94,877        94,150       94,942
                                                                                             =========     =========    =========


Options and employee awards are not considered in the calculations if the effect would be antidilutive.

                             COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19:         UNAUDITED QUARTERLY OPERATING RESULTS

                                                                         2001 (by quarter)
                                                         -------------------------------------------------
                                                              1            2            3            4
                                                         ---------    ---------    ---------    ----------
                                                               (in millions, except per share data)

Revenues...............................................  $ 1,095.1    $ 1,073.0    $ 1,051.8    $   989.6
Cost of sales..........................................      768.9        744.7        730.5        699.8
Selling and administrative expenses....................      199.5        186.0        175.3        168.9
Goodwill amortization..................................       14.8         15.3         15.3         15.3
Nonrecurring charges...................................         --           --           --         74.1
Interest expense, net..................................       25.1         22.4         18.8         18.4
                                                         ---------    ---------    ---------    ----------
Income from continuing operations before income taxes..       86.8        104.6        111.9         13.1
Income tax expense (benefit)...........................       30.4         36.6         37.6        (49.5)
                                                         ---------    ---------    ---------    ----------
Income from continuing operations......................       56.4         68.0         74.3         62.6
Charge related to discontinued operations..............         --           --           --        (30.0)
                                                         ---------    ---------    ---------    ----------
Net income.............................................  $    56.4    $    68.0    $    74.3    $    32.6
                                                         =========    =========    =========    =========
Income per Common share

Basic:
Income from continuing operations......................  $     .60    $     .72    $     .79    $     .67
Charge from discontinued operations....................         --           --           --         (.32)
                                                         ---------    ---------    ---------    ----------
Net income.............................................  $     .60    $     .72    $     .79    $     .35
                                                         =========    =========    =========    =========
Diluted:
Income from continuing operations......................  $     .60    $     .72    $     .78    $     .66
Charge from discontinued operations....................         --           --           --         (.32)
                                                         ---------    ---------    ---------    ----------
Net income.............................................  $     .60    $     .72    $     .78    $     .34
                                                         =========    =========    =========    =========



                                                        2000 (by quarter)
                                       -------------------------------------------------
                                            1            2            3            4
                                       ----------   ---------    ----------   ----------
                                               (in millions, except per share data)

Revenues.............................  $ 1,038.9    $ 1,168.2    $ 1,145.8    $ 1,107.0
Cost of sales........................      701.7        794.5        773.1        749.0
Selling and administrative expenses..      176.4        189.4        188.2        178.9
Goodwill amortization................       13.4         14.7         15.4         15.0
Interest expense, net................       18.3         26.6         28.6         26.8
                                       ----------   ---------    ----------   ----------
Income before income taxes...........      129.1        143.0        140.5        137.3
Income taxes.........................       45.2         50.1         49.1         48.1
                                       ----------   ---------    ----------   ----------
Net income...........................  $    83.9    $    92.9    $    91.4    $    89.2
                                       ==========   =========    ==========   ==========
Income per Common share

Basic................................  $     .89    $    1.00    $     .98    $     .95

Diluted..............................  $     .89    $     .99    $     .97    $     .95

                            COOPER INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)

NOTE 20:         OTHER EVENTS

       On August 1, 2001, Danaher Corporation ("Danaher") announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction valued by Danaher at $54 to $58 per Cooper share, subject to conducting due diligence procedures. On August 8, 2001, Cooper's Board of Directors unanimously rejected Danaher's proposal and authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives.

       On February 13, 2002, Cooper announced that it completed its strategic alternatives review process. After careful review of all the available alternatives with management and its financial advisors, Cooper's Board of Directors concluded that it is in the best interests of Cooper's shareholders to move forward with its plan to reincorporate in Bermuda, as previously announced on June 11, 2001. Cooper's announcement noted that the strategic alternatives review process was very careful, deliberate and complete in analyzing how best to maximize shareholder value; however, as a result of intervening circumstances including the tragic events of September 11, 2001, the bankruptcy of Federal-Mogul and a very difficult business environment, Cooper received no definitive proposals to acquire the Company as a whole or in parts.

       Under its plan to change its place of incorporation from Ohio to Bermuda, Cooper Industries, Ltd., a newly formed Bermuda corporation, will become the parent holding company of Cooper Industries, Inc. Upon completion of the reorganization, each share of Cooper Industries, Inc. common stock will automatically convert into a share of Cooper Industries, Ltd. common stock and will have substantially the same attributes as Cooper Industries, Inc. common stock. Cooper Industries, Ltd. shares will be listed on the New York Stock Exchange under the "CBE" symbol, the same symbol under which the Company's common stock currently trades. A special meeting of the shareholders of Cooper Industries, Inc. will be called to vote on the proposed transaction.

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

4.2 Amendment to the Rights Agreement dated as of August 5, 1997, between Cooper and First Chicago Trust Company of New York, as Rights Agent, appointing EquiServe Trust Company, N.A. as successor Rights Agent effective November 1, 2001.

4.3 Form of Indenture dated as of January 15, 1990, between Cooper and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) of Registration Statement No. 33-33011).

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

10.8 Cooper Industries, Inc. Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to Cooper's proxy statement for the Annual Meeting of Shareholders held on April 24,
         2001).

10.9 Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of Cooper's Form 10-K for the year ended December 31, 2000).

10.10 Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of Cooper's Form 10-K for the year ended December 31, 2000).

10.11 Form of Cooper Industries, Inc. Executive Stock Incentive Agreement (incorporated herein by reference to Exhibit 10.12 of Cooper's Form 10-K for the year ended December 31, 1995).

10.12 Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (incorporated herein by reference to Appendix C to Cooper's proxy statement for the Annual Meeting of Shareholders held on April 24, 2001).

10.13 Cooper Industries, Inc. Amended and Restated Directors' Stock Plan (incorporated herein by reference to Exhibit 10.13 of Cooper's Form 10-K for the year ended December 31, 2000).

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

12.0 Computation of Ratios of Earnings to Fixed Charges for the Calendar years 1997 through 2001.

21.0     List of Cooper Industries, Inc. Subsidiaries.

23.0     Consent of Ernst & Young LLP.

24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Inc.