Form 10-K405/A
period 2001-12-31
COOPER INDUSTRIES INC
filed 2002-02-21
CIK 24454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 ---------------

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

         NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF
                          JANUARY 31, 2002 - 93,851,135


                       DOCUMENTS INCORPORATED BY REFERENCE
               Cooper Industries, Inc. Proxy Statement to be filed
                     for the Annual Meeting of Shareholders

          to be held on April 5, 2002 (Part III - Items 10, 11 and 12)

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