Form 10-Q
period 2002-03-31
COOPER INDUSTRIES INC
filed 2002-05-13
CIK 24454

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

Number of shares outstanding of issuer's common stock as of April 30, 2002 was 93,059,274.

         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            COOPER INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     -----------------------------
                                                                        2002               2001
                                                                     ---------           ---------
                                                                     (in millions, where applicable)

Revenues ........................................................    $   975.0           $ 1,095.1
Cost of sales ...................................................        701.4               768.9
Selling and administrative expenses .............................        185.2               199.5
Goodwill amortization ...........................................           --                14.8
Interest expense, net ...........................................         16.9                25.1
                                                                     ---------           ---------
    Income before income taxes ..................................         71.5                86.8
Income taxes ....................................................         22.7                30.4
                                                                     ---------           ---------
    Net income ..................................................    $    48.8           $    56.4
                                                                     =========           =========


Income per Common Share:
    Basic .......................................................    $     .52           $     .60
                                                                     =========           =========
    Diluted .....................................................    $     .52           $     .60
                                                                     =========           =========


Cash dividends per Common Share .................................    $     .35           $     .35
                                                                     =========           =========


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31,          DECEMBER 31,
                                                                          2002                2001
                                                                       ---------          ------------
                                                                             (in millions)

                           ASSETS

Cash and cash equivalents ..................................           $     7.5            $    11.5
Receivables ................................................               774.3                777.1
Inventories ................................................               657.4                670.9
Deferred income taxes and other current assets .............               183.9                191.7
                                                                       ---------            ---------
         Total current assets ..............................             1,623.1              1,651.2
                                                                       ---------            ---------
Property, plant and equipment, less accumulated depreciation               806.9                826.8
Goodwill ...................................................             1,952.4              1,958.7
Deferred income taxes and other noncurrent assets ..........               160.3                174.7
                                                                       ---------            ---------
         Total assets ......................................           $ 4,542.7            $ 4,611.4
                                                                       =========            =========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt ............................................           $    55.1            $   132.9
Accounts payable ...........................................               351.9                401.4
Accrued liabilities ........................................               489.3                510.9
Current maturities of long-term debt .......................               210.6                 60.9
                                                                       ---------            ---------
         Total current liabilities .........................             1,106.9              1,106.1
                                                                       ---------            ---------
Long-term debt .............................................             1,059.8              1,107.0
Postretirement benefits other than pensions ................               194.5                196.7
Other long-term liabilities ................................               175.4                178.4
                                                                       ---------            ---------
         Total liabilities .................................             2,536.6              2,588.2
                                                                       ---------            ---------
Common stock, $5.00 par value ..............................               615.0                615.0
Capital in excess of par value .............................               639.9                646.0
Retained earnings ..........................................             2,341.1              2,325.0
Common stock held in treasury, at cost .....................            (1,457.2)            (1,435.0)
Accumulated other nonowner changes in equity ...............              (132.7)              (127.8)
                                                                       ---------            ---------
         Total shareholders' equity ........................             2,006.1              2,023.2
                                                                       ---------            ---------
         Total liabilities and shareholders' equity ........           $ 4,542.7            $ 4,611.4
                                                                       =========            =========


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                           2002             2001
                                                                                          ------           ------
                                                                                               (in millions)

Cash flows from operating activities:
    Net income .................................................................          $ 48.8           $ 56.4

Adjustments to reconcile to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..............................................            30.0             46.1
    Deferred income taxes ......................................................             6.0               --
    Changes in assets and liabilities: (1)
        Receivables ............................................................             0.1            (21.1)
        Inventories ............................................................            12.4            (50.7)
        Accounts payable and accrued liabilities ...............................           (64.7)           (52.2)
        Other assets and liabilities, net ......................................            13.2            (13.0)
                                                                                          ------           ------
              Net cash provided by (used in) operating activities ..............            45.8            (34.5)

Cash flows from investing activities:
    Cash received from (paid for) acquired businesses ..........................            (1.1)            11.3
    Capital expenditures .......................................................           (14.5)           (39.6)
    Proceeds from sales of property, plant and equipment .......................             1.7              0.8
    Investment in joint venture ................................................            (1.9)              --
                                                                                          ------           ------
              Net cash used in investing activities ............................           (15.8)           (27.5)

Cash flows from financing activities:
    Proceeds from issuances of debt ............................................            33.3            135.9
    Repayments of debt .........................................................            (0.4)           (51.1)
    Dividends ..................................................................           (32.7)           (32.7)
    Acquisition of treasury shares .............................................           (34.5)              --
    Activity under employee stock plans ........................................             0.5              1.4
                                                                                          ------           ------
              Net cash provided by (used in) financing activities ..............           (33.8)            53.5
Effect of exchange rate changes on cash and cash equivalents ...................            (0.2)            (0.1)
                                                                                          ------           ------
Decrease in cash and cash equivalents ..........................................            (4.0)            (8.6)
Cash and cash equivalents, beginning of period .................................            11.5             26.4
                                                                                          ------           ------
Cash and cash equivalents, end of period .......................................          $  7.5           $ 17.8
                                                                                          ======           ======

(1)      Net of the effects of acquisitions and translation.


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           ACCOUNTING POLICIES

         Basis of Presentation - The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2001 included in Part IV of Cooper's 2001 Annual Report on Form 10-K.

NOTE 2.           ADOPTION OF NEW ACCOUNTING STANDARD

         On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and is therefore no longer amortizing goodwill. Under SFAS No. 142, goodwill is subject to an annual impairment test. By the end of the second quarter of 2002, Cooper will complete the first step of the required two-step impairment test of goodwill as of January 1, 2002. Cooper does not expect completion of the impairment tests will have a significant effect on its consolidated results of operations or financial position.

         Net income and income per common share excluding goodwill amortization, net of taxes for the three months ended March 31, 2001 would have been as follows:

                                                                                           NET
                                                                                          INCOME
                                                                                      -------------
                                                                                      (in millions)

Reported net income..............................................................       $    56.4
Goodwill amortization, net of taxes..............................................            12.3
                                                                                        ---------
Adjusted net income..............................................................       $    68.7
                                                                                        =========

                                                                                        BASIC     DILUTED
                                                                                      --------    -------

Income per Common Share:
     Reported net income........................................................      $    .60    $   .60
     Goodwill amortization, net of taxes........................................           .13        .13
                                                                                      --------    -------
     Adjusted net income........................................................      $    .73    $   .73
                                                                                      ========    =======

         Changes in the carrying amount of goodwill for the three months ended March 31, 2002, by segment, were as follows:

                                                       ELECTRICAL          TOOLS &
                                                        PRODUCTS           HARDWARE             TOTAL
                                                       ----------          --------           ---------
                                                                         (in millions)

Balance January 1, 2002 .....................          $ 1,655.8           $   302.9          $ 1,958.7
Additions to Goodwill .......................                1.1                  --                1.1
Translation adjustments .....................               (7.5)                0.1               (7.4)
                                                       ---------           ---------          ---------
Balance March 31, 2002 ......................          $ 1,649.4           $   303.0          $ 1,952.4
                                                       =========           =========          =========

         Other intangible assets primarily consist of patents and trademarks. The gross carrying value of other intangible assets was $11.3 million at March 31, 2002 and December 31, 2001. Accumulated amortization of other intangible assets was $7.5 million and $7.3 million at March 31, 2002 and December 31, 2001, respectively. Other intangible assets continue to be amortized over their remaining useful lives which were evaluated and determined to remain appropriate. Amortization expense of other intangible assets was $0.2 million for the three months ended March 31, 2002 and 2001.

         On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of this statement did not have an effect on Cooper's consolidated results of operations or financial position.

NOTE 3.           ACQUISITIONS

         During the first quarter of 2002, Cooper paid $1.1 million related to previously acquired businesses. The terms of a previous acquisition agreement provided for additional consideration to be paid if earnings of the acquired businesses exceeded certain targeted levels. During the first quarter of 2001, Cooper received purchase price adjustments of $11.3 million, net related to previously acquired businesses.

NOTE 4.           INVENTORIES

                                                          MARCH 31,        DECEMBER 31,
                                                            2002               2001
                                                          ---------        ------------
                                                                 (in millions)

Raw materials ..................................          $  211.2           $  223.6
Work-in-process ................................             129.2              132.2
Finished goods .................................             374.1              374.0
Perishable tooling and supplies ................              21.0               21.4
                                                          --------           --------
                                                             735.5              751.2
Excess of current standard costs over LIFO costs             (78.1)             (80.3)
                                                          --------           --------
           Net inventories .....................          $  657.4           $  670.9
                                                          ========           ========

NOTE 5.           LONG-TERM DEBT

         At March 31, 2002, commercial paper of $391 million was classified as long-term debt, reflecting Cooper's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available bank credit facilities.

         During 1999, Cooper completed a shelf registration statement to issue up to $500 million of debt securities. At March 31, 2002, all $500 million of the shelf registration was available to be issued.

NOTE 6.           COMMON STOCK

         During the first quarter of 2002, Cooper repurchased 0.9 million shares of its common stock at a cost of $34.5 million.

NOTE 7.           SEGMENT INFORMATION

                                                               REVENUES                     OPERATING EARNINGS
                                                     --------------------------        --------------------------
                                                        THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                              MARCH 31,                          MARCH 31,
                                                     --------------------------        --------------------------
                                                       2002              2001             2002             2001
                                                     ---------        ---------        ---------        ---------
                                                                            (in millions)


Electrical Products .........................        $   819.5        $   910.0        $    91.8        $   102.6
Tools & Hardware ............................            155.5            185.1              5.3             16.9
                                                     ---------        ---------        ---------        ---------
   Total management reporting ...............        $   975.0        $ 1,095.1             97.1            119.5
                                                     =========        =========

General corporate expenses ..................                                                8.7              7.6
Interest expense, net .......................                                               16.9             25.1
                                                                                       ---------        ---------
Income before income taxes ..................                                          $    71.5        $    86.8
                                                                                       =========        =========


NOTE 8.           NET INCOME PER COMMON SHARE

                                                                    BASIC                      DILUTED
                                                            ----------------------      ---------------------
                                                              THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                  MARCH 31,                   MARCH 31,
                                                            ----------------------      --------------------
                                                              2002           2001         2002        2001
                                                            --------       -------      -------      -------
                                                                               (in millions)

Net income applicable to Common stock.................      $   48.8       $  56.4      $  48.8      $  56.4
                                                            ========       =======      =======      =======
Weighted average Common shares outstanding............          93.9          93.8         93.9         93.8
                                                            ========       =======

Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards...............                                      0.6          0.9
                                                                                        -------       ------
Weighted average Common shares
    and Common share equivalents......................                                     94.5         94.7
                                                                                        =======       ======

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 9.           NET INCOME AND OTHER NONOWNER CHANGES IN EQUITY

         The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         -----------------------
                                                                                           2002           2001
                                                                                         -------        --------
                                                                                              (in millions)

Net income........................................................................       $  48.8        $   56.4
Foreign currency translation losses...............................................          (5.2)          (12.6)
Change in fair value of derivatives...............................................           0.3            (0.3)
                                                                                         -------        --------
Net income and other nonowner changes in equity...................................       $  43.9        $   43.5
                                                                                         =======        ========

NOTE 10. ASBESTOS LIABILITIES

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2002, a total of 79,329 Abex Claims were filed, of which 17,239 claims have been resolved leaving 62,090 Abex Claims pending at March 31, 2002, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2002, 4,177 claims were filed and 265 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $965 before insurance. A total of $27.5 million was spent on defense costs for the period August 28, 1998 through March 31, 2002. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

         Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. The analysis included a review of the Abex Claims history, existing insurance coverage, the contractual indemnities and other facts determined to date. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At March 31, 2002, Cooper had a $100 million accrual for potential liabilities related to the Federal-Mogul bankruptcy.

NOTE 11. OTHER EVENTS

         On February 13, 2002, Cooper announced that it had completed its previously announced strategic alternatives review process. After careful review of all the available alternatives with management and its financial advisors, Cooper's Board of Directors concluded that it is in the best interest of Cooper's shareholders to move forward with its plan to reincorporate in Bermuda, as previously announced on June 11, 2001. Cooper's announcement noted that the strategic alternatives review process was very careful, deliberate and complete in analyzing how best to maximize shareholder value; however, as a result of intervening circumstances including the tragic events of September 11, 2001, the bankruptcy of Federal-Mogul and a very difficult business environment, Cooper received no definitive proposals to acquire the Company as a whole or in parts.

         Under its plan to change its place of incorporation from Ohio to Bermuda, Cooper Industries, Ltd., a newly formed Bermuda corporation, will become the parent holding company of Cooper Industries, Inc. Upon completion of the reorganization, each share of Cooper Industries, Inc. common stock will automatically convert into a share of Cooper Industries, Ltd. common stock and will have substantially the same attributes as Cooper Industries, Inc. common stock. Cooper Industries, Ltd. shares will be listed on the New York Stock Exchange under the "CBE" symbol, the same symbol under which the Company's common stock currently trades. A special meeting of the shareholders of Cooper Industries, Inc. will be held on May 14, 2002 to vote on the proposed transaction.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

         Net income for the first quarter of 2002 was $48.8 million on revenues of $975.0 million compared with 2001 first quarter net income of $56.4 million on revenues of $1,095.1 million. First quarter diluted earnings per share decreased 13% to $.52 from $.60 in 2001. On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), and no longer amortizes goodwill. See Note 2 of the Notes to Consolidated Financial Statements for additional information on the adoption of SFAS No. 142. Excluding goodwill amortization, first quarter 2001 net income would have been $68.7 million and diluted earnings per share would have been $.73.

REVENUES:

         Revenues for the first quarter of 2002 decreased 11% compared to the first quarter of 2001. The impact of foreign currency translation reduced reported revenues by approximately 1% for the quarter.

         First quarter 2002 Electrical Products revenues decreased 10% from the first quarter last year. The weakness in the overall North American economy affected virtually all of the markets served by the Electrical Products segment. The decline was driven mostly by the continuing softness in the domestic industrial, commercial construction and utility markets. Orders for electronic and telecommunication products were also weak, but showed signs of stabilizing as the quarter progressed. Additionally, sluggish demand for hazardous duty electrical equipment impacted revenues in the quarter.

         Tools & Hardware segment revenues for the quarter decreased 16% from the first quarter of 2001. Hand tools sales were down from last year due to lower demand in both the domestic industrial and electronic channels. Power tools and automotive assembly equipment were affected by the overall slowdown in industrial activity. A strong U.S. Dollar reduced total Tools & Hardware revenues during the quarter by approximately 2%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 71.9% for the first quarter of 2002 compared to 70.2% for the comparable 2001 quarter. The increase in the cost of sales percentage was due primarily to lower absorption of production costs and inefficiencies resulting from adjusting manufacturing levels in response to lower demand and efforts to reduce inventories.

         Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2002 were 19.0% compared to 18.2% for the first quarter of 2001. The increase in the selling and administrative expense percentage reflects the impact of lower revenues. Spending for the quarter was $14.3 million lower than prior year as a result of cost control programs in 2001 and 2002.

         Interest expense, net for the first quarter of 2002 decreased $8.2 million from the 2001 first quarter primarily as a result of lower average interest rates, as well as lower average debt levels.

SEGMENT OPERATING EARNINGS:

         Electrical Products segment first quarter 2002 operating earnings decreased 11% to $91.8 million from $102.6 million for the same quarter of last year. Excluding goodwill amortization, Electrical Products segment first quarter 2001 operating earnings were $115.1 million. The decrease from prior year was due to lower revenues reflective of the overall weakness of the U.S. economy, competitive market conditions, and lower absorption of production costs as a result of reduced manufacturing levels.

         Tools & Hardware segment operating earnings were $5.3 million for the 2002 first quarter, compared to $16.9 million in the first quarter of 2001. Excluding goodwill amortization, Tools & Hardware segment first quarter 2001 operating earnings were $19.2 million. The lower operating earnings primarily reflect the impact of the reduction in revenues from the prior year, production inefficiencies related to lower manufacturing levels and inventory reduction efforts.

INCOME TAXES:

         Taxes on income decreased primarily as a result of lower taxable earnings. The effective tax rate was 31.75% for the three months ended March 31, 2002 and 32.5% for the three months ended March 31, 2001, excluding goodwill amortization. The decrease in the effective tax rate is due to international tax planning activities.

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY:

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $33 million during the first quarter of 2002. This increase in operating working capital for the 2002 first quarter is primarily related to a reduction in accounts payable reflecting a lower level of business activity. Operating working capital turnover for the 2002 first quarter of 3.7 turns declined from 3.9 turns in the same period of 2001 reflecting the impact of lower shipments.

         Cash provided by operating activities was $46 million in the first quarter of 2002. These funds plus net proceeds from borrowings of $33 million were used to fund capital expenditures of $15 million, dividends of $33 million and share repurchases of $35 million. During the first quarter of 2001, cash used in operating activities was $35 million. Net proceeds from borrowings of $85 million and cash received of $11 million related to previous acquisitions were used to fund capital expenditures of $40 million, dividends of $33 million and the cash needed for operating activities.

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

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals for the three months ended March 31, 2002 and 2001 was $2.0 million and $2.1 million, respectively.

         During the fourth quarter of 2001, Cooper recorded a $7.1 million accrual for severance and other costs associated with the consolidation or closure of certain Electrical Products segment facilities. A total of 77 salaried and 196 hourly positions will be eliminated in 2002 as a result of these planned consolidation actions. It is anticipated that all expenditures will be incurred during the first half of 2002. During the first quarter of 2002, 56 positions were eliminated and $2.4 million in cash expenditures were incurred against the accrual.

         As of March 31, 2002, Cooper anticipates incurring $3.0 million related to facility exit costs and disruptions to operations under the 2001 facility consolidation plan that could not be accrued. A majority of the $3.0 million relates to operating inefficiencies and training, personnel and inventory relocation costs which will be required to be expensed as incurred during 2002.

CAPITAL RESOURCES:

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper Common stock. Cooper's debt-to-total capitalization ratio was 39.8% at March 31, 2002, 45.2% at March 31, 2001, and 39.1% at
December 31, 2001.

         Cooper relies on commercial paper markets as its principal source of short-term financing. As of March 31, 2002 and December 31, 2001, Cooper's outstanding commercial paper balance was $391 million and $342 million, respectively. The weighted average interest rate on these borrowings was 2.39% and 2.54% at March 31, 2002 and December 31, 2001, respectively.

         Cooper's practice is to back up its outstanding commercial paper with a combination of cash and committed bank credit facilities. As of March 31, 2002, the balance of these committed bank credit facilities was $990 million, $440 million of which mature on May 30, 2002 and $550 million of which mature on November 17, 2004. By May 30, 2002, Cooper anticipates extending the maturity of or replacing a substantial portion of the $440 million of maturing committed bank credit facilities. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities. The credit facility agreements require that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization. Cooper is in compliance with all covenants set forth in the credit facility agreements. As of March 31, 2002, there have been no material changes to Cooper's contractual obligations or other commitments as described in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

         During December 1999, Cooper completed a shelf registration to issue up to $500 million of debt securities. At March 31, 2002, all $500 million of the shelf registration was available to be issued.

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                          MARCH 31,
                                                  -------------------------
                                                     2002            2001
                                                  --------         --------
                                                        (in millions)

Electrical Products..........................     $  256.5         $  319.1
Tools & Hardware.............................         49.1            102.5
                                                  --------         --------
                                                  $  305.6         $  421.6
                                                  ========         ========

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding facility consolidations and cost-reduction programs, the anticipated debt-to-capitalization ratio, the replacement of maturing committed bank credit facilities, potential liability exposure resulting from Federal-Mogul Corporation's bankruptcy filing and any statements regarding future revenues, earnings, cash flows and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the net effects of Cooper's cost reduction programs, the timing of facility consolidations and the magnitude of any disruption from such consolidations, the resolution of Federal-Mogul's bankruptcy proceedings, market and economic conditions, changes in raw material and energy costs, industry competition, changes in financial markets including foreign currency rate fluctuations and changing legislation and regulations. The statements also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

PART II -- OTHER INFORMATION


Item 1.           Legal Proceedings

                  Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Cooper's financial statements.

                  In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2002, a total of 79,329 Abex Claims were filed, of which 17,239 claims have been resolved leaving 62,090 Abex Claims pending at March 31, 2002, that are the responsibility of Federal-Mogul. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $965 before insurance. A total of $27.5 million was spent on defense costs for the period August 28, 1998 through March 31, 2002. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10. Form of Cooper Industries, Inc. Executive Restricted Stock Agreement.

                           12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 1997 and the Three Months Ended March 31, 2002 and 2001.

                           23.      Consent of Bates White Ballentine.

                  (b)      Reports on Form 8-K

                           Cooper filed a report on Form 8-K dated January 24, 2002, which included a copy of a press release containing Cooper's financial results for the quarter and year ended December 31, 2001 and the business outlook for 2002.

                           Cooper filed a report on Form 8-K dated January 24, 2002, regarding the impact of the Federal-Mogul bankruptcy.

                           Cooper filed a report on Form 8-K dated January 25, 2002, which included "Sales Trends" information posted on Cooper's website.

                           Cooper filed a report on Form 8-K dated February 21, 2002, which included "Sales Trends" information posted on Cooper's website.

                           Cooper filed a report on Form 8-K dated March 22, 2002 which included "Sales Trends" information posted on Cooper's website.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Cooper Industries, Inc.
                                                 ------------------------------
                                                         (Registrant)


Date:    May 13, 2002                            /s/ D. B. McWilliams
--------------------------------------------     ------------------------------
                                                 D. B. McWilliams
                                                 Senior Vice President and
                                                 Chief Financial Officer


Date:    May 13, 2002                            /s/ Jeffrey B. Levos
--------------------------------------------     ------------------------------
                                                 Jeffrey B. Levos
                                                 Vice President and Controller
                                                   and Chief Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

   10.      Form of Cooper Industries, Inc. Executive Restricted Stock Agreement.

   12.      Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 1997 and the
            Three Months Ended March 31, 2002 and 2001.

   23.      Consent of Bates White Ballentine.